Form 10-K
period 1994-01-01
MONTGOMERY WARD HOLDING CORP
filed 1994-03-25
CIK 836974

- -------------------------------------------------------------------

                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC 20549-1004

                                 FORM 10-K

               Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)

     For the 52-Week Period Ended            Commission File
          January 1, 1994                No. 0-17540


                       MONTGOMERY WARD HOLDING CORP.
          (Exact name of registrant as specified in its charter)


       DELAWARE                                   36-3571585
(State or other jurisdiction                  (I.R.S. Employer
of incorporation or organization)               Identification No.)

One Montgomery Ward Plaza, Chicago, Illinois      60671-0042
(Address of principal executive offices)          (Zip Code)

Registrant's Telephone Number, including area code:  (312) 467-2000


        Securities registered pursuant to Section 12(b) of the Act

     Title of each class           Name of each exchange
                                   on which registered
       Not Applicable                    None

        Securities registered pursuant to Section 12(g) of the Act:
              Class A Common Stock, Series 1, $.01 Par Value
                             (Title of class)
              Class A Common Stock, Series 2, $.01 Par Value
                             (Title of class)
      Voting Trust Certificates representing Shares of Class A Common
                      Stock, Series 1, $.01 Par Value
                             (Title of class)
      Voting Trust Certificates representing Shares of Class A Common
                      Stock, Series 2, $.01 Par Value
                             (Title of class)
                   Class B Common Stock, $.01 Par Value
                             (Title of class)


  Indicate by check mark if disclosure of delinquent filers
pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by
reference in Part III of this Form 10-K or any amendment to this
Form 10-K.    X  .

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  Yes   X  .  No    .

  At March 23, 1994, there were 19,546,540 shares of Class A Common Stock and 25,000,000 shares of Class B Common Stock of the
Registrant outstanding.

  Part III incorporates information by reference from the proxy statement for the annual meeting of shareholders to be held on May 20, 1994.

- -------------------------------------------------------------------

                                  PART I

Item 1.  Business.

General

  Montgomery Ward Holding Corp., a Delaware corporation formerly named BFB Acquisition Corp. (the Company or MW Holding), was incorporated in 1988 solely for the purpose of acquiring Montgomery Ward & Co., Incorporated (Montgomery Ward) from Marcor Inc., a wholly-owned subsidiary of Mobil Corporation. The acquisition of Montgomery Ward by the Company was consummated on June 23, 1988.

  The Company and its subsidiaries are engaged in retail merchandising and direct response marketing (including insurance) in the United States. See Note 22 to the Consolidated Financial
Statements for financial information regarding these segments.

  Founded in 1872 and incorporated in Illinois in 1968, Montgomery Ward is one of the nation's largest retail merchandising organizations. As of January 1, 1994, Montgomery Ward operated 364 retail stores in 39 states with approximately 28 million square feet of selling space. In addition, Montgomery Ward operated 17 liquidation centers which sell overstock merchandise, 21 distribution facilities and 117 product service centers.

  Montgomery Ward's retail operations are supported by its corporate buying division which has its principal office in Chicago, and includes foreign purchasing offices in Italy, Hong Kong, Taiwan, Japan, Indonesia, Thailand, Singapore and Korea. In addition to its buying staff, the corporate buying division employs designers and technical teams to ensure quality control of its merchandise.

Merchandising

  Montgomery Ward offers a broad range of quality national brands and proprietary brands as well as its own private label goods in the following specialty categories:

     Product Category            Specialty Store Name
  Appliances and electronics Electric Avenue
  Home furnishings           Home Ideas, including Rooms & More
  Automotive                 Auto Express
  Apparel                    The Apparel Store, including
                               The Kids  Store
  Jewelry                    Gold 'N Gems

  Each specialty concept combines a focus on specific customer needs, dominant merchandise assortments, updated presentation and marketing strategies. During 1993, several programs were initiated to generate future sales increases as well as to improve profitability.

  Electric Avenue has a significant national brand name presence including Sony electronics, Maytag appliances, General Electric electronics and appliances, Panasonic products, and Nintendo and Sega games. The Home Office assortment has been expanded and now includes IBM, Apple, Packard Bell and Compaq products. To complement the national brands, Montgomery Ward offers electronics and appliances featuring the Bell & Howell and Admiral names under trademark licensing agreements.

  Montgomery Ward is one of the three largest furniture retailers in the United States. The Rooms & More strategy initiated in 1993 features grouped and accessorized settings. The groups offer a full array of styles and simplify coordinating home furnishings for customers. For added customer appeal, tiered discounts are offered on the purchase of multiple pieces. Bassett, Simmons, La-Z-Boy and Lane are part of a broad name brand selection, and Natuzzi is a more recent addition. Montgomery Ward is dominant in sales of brand name mattresses and is one of the few retailers who carry the four "S's" in bedding (Sealy, Simmons, Serta and Spring Air).

  Auto Express offers brand name tires such as Michelin, B.F. Goodrich and Bridgestone as well as private label tires under the Road Tamer name. Montgomery Ward sells replacement parts and accessories including NAPA auto parts, Monroe shock absorbers and Champion batteries. In addition to the sale of tires and parts, Montgomery Ward offers installation and minor repair service on a prompt basis and promotes services such as "59 minute installation of tires".

  Significant progress has been made in Montgomery Ward's apparel offering through acquisition and expansion of "department store" brand names such as Lee, Bugle Boy, Danskin, Villager, Cherokee, Ship 'N Shore Sport and Botany 500. During 1993, Montgomery Ward purchased the rights to the Ship 'N Shore trademark. A product development organization formed late in 1992 continues to develop proprietary products such as Evenflo. This product sourcing organization coordinates activities among Montgomery Ward's import organization, foreign buying offices, quality control and logistics functions.

  In order to execute Montgomery Ward's strategic initiatives for expansion through new market areas, new retail formats and expansion of name brands, Bernard W. Andrews rejoined the senior management team in early 1994 as President and Chief Operating Officer of Montgomery Ward, and Robert F. Connolly rejoined as Executive Vice President, Apparel.

  The Company considers logistics to be important to its operations and continued to invest in logistics during 1993. A state-of-the-art distribution center in Tampa, Florida was opened to service Montgomery Ward's eastern territory. The new Tampa facility, along with the facilities opened in Baltimore in 1992 and one in southern California in 1991, incorporates new distribution management systems which are more dynamic in tracking merchandise and facilitating inventory planning and customer service. The Company plans to open a new distribution facility in Phoenix, Arizona in April, 1994.

  In addition, the Company recently launched a Hispanic marketing program. "Programa Bienvenidos" is designed to attract and retain Hispanic customers using celebrity personality Cristina Saralegui as spokeswoman. A credit program using Spanish-language credit applications, store signage and credit solicitors is another important element of the program.

  Montgomery Ward's retail business is seasonal, with one-third of the sales traditionally occurring in the fourth quarter. The results of Montgomery Ward's operations are also subject to changes in consumer demand associated with general economic conditions, which is especially true with respect to demand for durable goods and other "big ticket" merchandise.


Account Purchase Agreement

  Montgomery Ward extends credit to its customers under an open-end revolving credit plan. Montgomery Ward's private label credit card sales were 57.4% and 54.0% of total sales for 1993 and 1992, respectively. Bankcard sales were an additional 13.3% and 13.8% of total sales for 1993 and 1992, respectively. Prior to June 23, 1988, Montgomery Ward financed the receivables under its revolving credit plan by the sale of such receivables to a wholly-owned subsidiary, Montgomery Ward Credit Corporation (Montgomery Ward Credit). On June 23, 1988, Montgomery Ward Credit became a wholly-owned subsidiary of General Electric Capital Corporation (GE Capital).

  In June 1988, Montgomery Ward and Montgomery Ward Credit entered into an Account Purchase Agreement pursuant to which Montgomery Ward Credit purchases receivables from time to time and provides services to Montgomery Ward. Under this agreement, Montgomery Ward Credit has the exclusive right to operate the Montgomery Ward private label credit card system and the obligation to purchase for their face value (and Montgomery Ward is obligated to sell) all the receivables generated by the Montgomery Ward private label credit card system, including those generated through MW Direct, up to $6 billion at any time outstanding. If Montgomery Ward desires to sell its customer receivables to Montgomery Ward Credit at a time when Montgomery Ward Credit owns $6 billion or more of such receivables, alternative arrangements, such as the sale of receivables to banks or other financial institutions, would be required unless Montgomery Ward Credit agrees to purchase the excess. As of January 1, 1994, there were $4.9 billion of Montgomery Ward private label credit card receivables owned by Montgomery Ward Credit.

  Pursuant to the Account Purchase Agreement, Montgomery Ward Credit bears certain credit promotion expenses, while Montgomery Ward retains certain specified in-store service responsibilities with respect to credit operations. Decisions regarding certain credit matters are determined by a management committee with representatives from each party. Under the Account Purchase Agreement, Montgomery Ward is required to pay Montgomery Ward Credit the excess interest costs on a monthly basis if a blended interest rate applicable to Montgomery Ward Credit's finance costs with respect to the receivables exceeds 10% per annum. To date, the blended interest rate has been less than 10%.

  The risk of credit losses is shared by Montgomery Ward and Montgomery Ward Credit. Montgomery Ward Credit bears the risk up to 3.9% of average gross receivables (the prime layer), Montgomery Ward bears the risk in excess of such prime layer up to 5%, Montgomery Ward and Montgomery Ward Credit equally share losses between 5% and 8%, and Montgomery Ward Credit bears the losses in excess of 8% of average gross receivables. Actual credit losses decreased to 5.5% of average gross receivables for 1993, from the 5.8% experienced in 1992. The decrease in credit losses was caused by an 11.9% decrease in bankruptcy charge-offs. However, the significance of Montgomery Ward's California customer base and the economic difficulties experienced in that region contributed to a significant portion of the charge-offs.

  Under the terms of the Account Purchase Agreement, a portion of Montgomery Ward's 1991 liability for credit losses and, at Montgomery Ward's election, its liabilities for credit losses for 1992 through 1997 are payable to Montgomery Ward Credit in early 1998 with interest payable at a rate equal to rates on comparable borrowings of Montgomery Ward. In early 1994, the Account Purchase Agreement was amended to incorporate the 1997 liabilities. In exchange for Montgomery Ward's agreement to allow Montgomery Ward Credit to increase finance charge rates in selected states, Montgomery Ward receives a share of incremental finance charges resulting from such increases which is available for offset against amounts due for credit losses and earns interest at the same rate. Incremental finance charges are generated only on purchases subsequent to the date such finance charge rates are increased.
The Company has executed notes for the credit losses which totalled $108 million at the end of 1993. The finance charge offset for 1993 was $9 million. Under the agreement, the notes payable to Montgomery Ward Credit are limited to $300 million at any time, with any excess to be paid currently in cash. The Company does not expect credit losses for the period through 1997 to exceed the $300 million limitation. In the event that, due to the increase in finance charge rates, any refunds are required to be made, Montgomery Ward and Montgomery Ward Credit have agreed to share the financial risk. Legislation has from time to time been introduced in certain states which, if enacted, may require rescinding all or a portion of such rate increases, in which case, Montgomery Ward's share of rate increases may be substantially reduced. See Note 3 to the Consolidated Financial Statements.

  Montgomery Ward Credit has the right of first refusal to implement certain new financing programs proposed by Montgomery
Ward.

  The Account Purchase Agreement will be in effect until December 31, 2004 and thereafter from year to year unless either party gives to the other not less than ten years prior notice of its election to terminate. Except upon the occurrence of certain events of default, the Account Purchase Agreement may not be terminated by either party prior to December 31, 2004. GE Capital has guaranteed Montgomery Ward Credit's obligations under the Account Purchase Agreement.

Signature Financial/Marketing, Inc.

  Montgomery Ward offers life and health insurance, revolving credit insurance, club products and other consumer services through its subsidiary, Signature Financial/Marketing, Inc. (Signature). Signature is one of the largest direct marketing companies in the United States.

  Signature's club products include auto clubs (the third largest in the United States), a credit card registration plan, a home protection plan, a senior citizen club, travel services, a dining card, a dental services plan and a legal services plan, which is the largest of its kind in the United States. Signature solicits business primarily through direct mail, telemarketing and customer statement inserts by segmenting lists and targeting specific customers. During 1993, Signature sent out over 300 million pieces of mail and made over 50 million outbound calls from its 12 telemarketing centers located throughout the United States. Customer service is a key to success in this business. Accordingly, Signature operates a 24-hour a day, 365-day a year service for its products for which emergency help (e.g. emergency road service) is a necessary component. Signature also provides other credit card enhancement programs to Montgomery Ward's credit cardholders, and Montgomery Ward credit cardholders comprise the majority of Signature's customers. Montgomery Ward has a total of 8.2 million promotable accounts on file to which Signature markets its products. These accounts, which are its best targets for direct marketing, provide Signature with significant marketing opportunities. The size and customer dynamics of the Montgomery Ward file have allowed Signature to attain economies of scale which have lowered its marketing and operating costs.

  On February 24, 1994, Signature entered into a definitive agreement, subject to approval by the California Department of Corporations, to acquire Greater California Dental Plan Services, Inc. and National Dental Services, Inc., which are dental referral services. Through acquisition of these companies, Signature will be able to expand its customer base into new demographic and geographic markets.

  Signature also markets its products and services to the customers of more than 50 other entities providing an additional 28.2 million promotable accounts, including some of the nation's largest financial institutions, oil companies and retailers. Clients include Citibank, American Express and Mobil Oil Company. With its economies of scale, Signature can offer its products and services to customers of its third party clients at competitive values and pay third party clients attractive commissions. Revenues from third party clients were 31% of Signature's total volume in 1993.

Signature Financial/Marketing, Inc.

Signature rents customer lists from these entities for the purpose of such marketing.

  Under the terms of a letter agreement dated June 24, 1988 among Signature, Montgomery Ward Credit and Montgomery Ward, Montgomery Ward Credit purchases the customer accounts receivable of Signature on terms similar to those contained in the Account Purchase Agreement, except for certain fees. In 1993, approximately $5 million was paid by Signature to Montgomery Ward Credit for administrative services provided by Montgomery Ward Credit in connection with Signature products.

  See Note 17 to the Consolidated Financial Statements for restrictions on dividends which may be paid by insurance subsidiaries of Signature.


Corporate Expansion

  The Company has opened 67 stores over the last six years. These new stores represent 18% of the Company's total stores. The considerable cash flow generated by Montgomery Ward's operations and the real estate opportunities resulting from consolidation in the department store industry have allowed the Company to greatly improve its locations and position the chain for future growth. Montgomery Ward anticipates opening a number of new full-line stores which encompass the specialty store strategies. Several of the new stores will be opened in or near existing Montgomery Ward markets to further leverage advertising expenditures, existing distribution facilities and the corporate administrative structure.

  In 1991, Montgomery Ward, through two newly formed subsidiaries, became a 50% partner in Montgomery Ward Direct L.P. (MW Direct), a specialty catalog business. The other 50% partners are subsid-iaries of Fingerhut Companies, Inc. MW Direct generated $116 million in revenues in 1993, compared to $46 million in 1992, an
increase of 152%.   These revenues are not included in the
Company's revenues. The Company believes that the recent departure of a major competitor from the customer-direct catalog business will provide a significant opportunity for MW Direct since the demographics of the competitor's customer-direct catalog customers are similar to those targeted by MW Direct.

  In December 1993, the Company announced its plan to deploy a new retail specialty format focusing on products for the home. The new "Electric Avenue & More" format is a free standing home fashion store for mid-sized markets focusing on high quality name brand products at exceptional value. The new format combines the strengths of Electric Avenue and Rooms & More and utilizes less square footage than a full-line Montgomery Ward store. Montgomery Ward intends to open its first two locations in mid-1994 in Owensboro, Kentucky and LaCrosse, Wisconsin, and has planned to open a total of six stores during 1994.

  Montgomery Ward considers acquisitions, particularly those that would have synergies with existing businesses, to be an area of growth for the Company and is actively seeking such opportunities. In March 1994, Montgomery Ward entered into a definitive agreement to acquire Lechmere, Inc. (Lechmere), a privately-held retailer. Lechmere currently operates 24 high volume stores in the northeast United States with 1993 sales exceeding $800 million. Five new stores are planned for 1994.

  Montgomery Ward's acquisition of Lechmere will add substantial volume to a successful specialty category of the company's business. Lechmere's strong regional presence will significantly enhance Montgomery Ward's market share in the area. Since Electric Avenue and Lechmere are dominant in key brand names, the acquisition will enhance buying power. Lechmere's greater emphasis in upper end price points will broaden the Company's targeted consumer group and provide alternative specialty concepts for future expansion.


Competition and Regulation

  The sale of merchandise by Montgomery Ward is conducted under highly competitive conditions. Buying and selling are each done in open competitive markets. Montgomery Ward's stores are in competition with specialty stores, department stores and other types of retail outlets in the areas in which they operate. To meet this competition, Montgomery Ward is continuously striving to improve the efficiency and effectiveness of its operations and to modernize and specialize its facilities.

  Signature's insurance operations are a highly regulated business conducted under highly competitive conditions. Insurance companies operate pursuant to rules and regulations promulgated by various state insurance departments and are required to file reports with such agencies at least quarterly.

  The requirements of environmental protection laws and regulations have not had a material effect upon Montgomery Ward's operations.
Compliance may, in certain cases, lengthen the lead time of expansion plans and could increase construction and operating costs.


Associates

  At January 1, 1994, Montgomery Ward employed the equivalent of 51,350 full-time associates. During certain seasons, temporary associates are added and peak employment is approximately
63,900 associates during the Christmas season. Approximately 2,800 associates are covered by various collective bargaining agreements expiring at various times during the next three years. Montgomery Ward has experienced no major labor-related interruption or curtailment of operations during the last 15 years and considers its labor relations to be good.



Item 2. Properties.

  At January 1, 1994, the Company owned or leased 469 retail, distribution and other operating facilities. The Company's properties are located throughout the continental United States and cover approximately 55 million square feet.

  These properties are summarized as follows:

                               Number of   Approximate
          Use                  Locations Total Square Feet

    Retail Stores:
       Full Line . . . . . . . . .337          43,731,000
       Limited Line. . . . . . . . 27           1,031,000
    Corporate Office
       Complex . . . . . . . . . .  1           2,975,000
    Miscellaneous Operating
       Locations . . . . . . . . .104           7,147,000
          Total Locations. . . . .469          54,884,000

 Owned and leased retail stores include approximately 28 million square feet of selling space and 17 million square feet devoted to storage, office and related uses. Miscellaneous operating locations include warehouses, office buildings and distribution centers, but exclude vacant land parcels and properties held for disposition. See Note 13 to the Consolidated Financial Statements for information with respect to leased properties.

 The nationwide scope of Montgomery Ward's operations helps minimize the impact of changes in the economies of specific regions on the overall performance of its retail stores and allows
Montgomery Ward to merchandise to a variety of demographic profiles. The regional distribution of Montgomery Ward retail stores as of January 1, 1994 is indicated in the following table:

    State                         Total

    Alabama                         3
    Arizona                        11
    Arkansas                        4
    California                     57
    Colorado                       13
    Florida                        21
    Georgia                         3
    Idaho                           1
    Illinois                       36
    Indiana                         8
    Iowa                            5
    Kansas                          6
    Kentucky                        1
    Louisiana                       6
    Maryland                       16
    Michigan                       15
    Minnesota                      10
    Missouri                        9
    Montana                         2
    Nebraska                        2
    Nevada                          3
    New Hampshire                   3
    New Mexico                      3
    New York                       12
    North Carolina                  3
    North Dakota                    1
    Ohio                            5
    Oklahoma                        6
    Oregon                          8
    Pennsylvania                   14
    South Carolina                  2
    Tennessee                       2
    Texas                          44
    Vermont                         1
    Virginia                       18
    Washington                      3
    West Virginia                   5
    Wisconsin                       1
    Wyoming                         1

Item 3. Legal Proceedings.

 The Company and its subsidiaries are engaged in various litigation and have a number of unresolved claims. While the amounts claimed are substantial and the ultimate liability with respect to such litigation and claims cannot be determined at this time, management is of the opinion that such liability, to the extent not provided for through insurance or otherwise, is not likely to have a material impact on the financial condition or the results of operations of the Company.

 In 1979, a suit entitled "United States v. Midwest Solvent Recovery, Inc., et.al." (Civil Action Number H-79-556) was initiated by the United States Department of Justice on behalf of the Environmental Protection Agency in the U.S. District Court for the Northern District of Indiana, and an Amended Complaint was filed in January 1984. This suit is against Standard T Chemical Company, Inc., a Delaware corporation and wholly-owned subsidiary of Montgomery Ward (Standard T), and others involving two waste disposal sites and seeks reimbursement for the cost of surface clean-up, investigation studies concerning possible contamination of the soil and ground water and remedial action. In January 1990, the United States filed a second Amended Complaint seeking inter alia, treble damages and monetary sanctions. Standard T has signed a consent decree, yet to be entered by the Court, whereby it is obligated to provide a financial assurance up to $3 million for remediation of the site and will be assessed civil penalties in the amount of $.1 million. The Company currently anticipates that its obligation will not exceed those amounts.

 In 1985, the New York Environmental Protection Agency brought an action for remediation of a site in Staten Island, New York against the owner of the property. The owner asserted that Montgomery Ward and Standard T, among others, generated wastes that were disposed of at the site. Standard T is in the process of completing the cleanup of this site and has purchased the site from the owner for $1.45 million.

 In February 1986, Standard T, along with approximately 330 other companies, was notified by the United States Environmental Protection Agency that the agency was mandating a remediation of the contamination of the American Chemical Services, Inc. (A.C.S.) site under authority vested in it by the Comprehensive Environmental Response, Compensation and Liability Act of 1980. Standard T and a Montgomery Ward paint factory were each identified as a Potentially Responsible Party (PRP), under the terms of the Act because of their alleged status as generators of hazardous waste ultimately disposed of at the A.C.S. site. The Company will pay its proportionate share of the costs of the studies, and may ultimately pay a share of the costs of abating the contamination of the A.C.S. property. These costs cannot be estimated with any degree of accuracy at this time. Thus, the Company is currently not in a position to estimate the range or amount of potential exposure in this matter with a high degree of certainty.

 On or about December 10, 1990, the Company was served with a Complaint and Notice of Opportunity for Hearing (Complaint), alleging certain violations by the Company of the Federal Toxic Substances Control Act (TSCA). The Complaint contains twenty-two counts and alleges that the Company violated various regulations concerning the use, disposal, storage and marking of polychlorinated biphenyls (PCBs) at a warehouse facility located in Kansas City, Missouri. The Complaint seeks a total civil penalty of $.3 million.

 Standard T and Montgomery Ward are also involved at various stages with several other sites where Standard T and Montgomery
Ward have been notified or sued as a PRP.


Item 4. Submission of Matters to a Vote of Security Holders.

 None.

                   EXECUTIVE OFFICERS OF THE REGISTRANT

 Listed below are the names and ages of the executive officers of the Company as of March 18, 1994, and the positions each has held during the past five years:

 Bernard F. Brennan, 55, has been Chief Executive Officer and a director of the Company since February 9, 1988, Chairman since June 17, 1988 and was President from February 9, 1988 through September 10, 1992. Mr. Brennan has been Chief Executive Officer and a director of Montgomery Ward since May 13, 1985 and became Chairman of Montgomery Ward on June 24, 1988. He served as President from May 13, 1985 through September 10, 1992. Mr. Brennan has been a director of Itel Corporation since 1988 and a director of ANTEC Corporation since October 1993.

 Richard M. Bergel, 58, has been Vice Chairman of the Company since June 25, 1993. Prior thereto he was an Executive Vice President since June 17, 1988 and a director since June 24, 1988. Mr. Bergel has been Vice Chairman, Operations and Catalog of Montgomery Ward since June 25, 1993. Prior thereto, he was Executive Vice President and President of Specialty Catalogs of Montgomery Ward from June 16, 1991 to June 24, 1993. He was President of Store Operations from March 3, 1989 through June 24,

1993. Mr. Bergel has been Chief Executive Officer of MW Direct since October 21, 1991.

 Bernard W. Andrews, 52, has been President and a director of the Company since January 28, 1994. Mr. Andrews has been President and Chief Operating Officer of Montgomery Ward since January 28, 1994. Prior thereto, he served as Executive Vice President of Operations of Circuit City Stores, Incorporated from March 1991 to January 1994, and Executive Vice President of Marketing from October 1990 to February 1991. He was Executive Vice President and President of Marketing of Montgomery Ward from May 18, 1990 through June 16, 1990 and Executive Vice President and President of Home and Automotive Group from August 18, 1986 to May 17, 1990.

 Spencer H. Heine, 51, has been an Executive Vice President, Secretary and General Counsel of the Company since September 30, 1991 and a director since May 15, 1992. Prior thereto, he was Senior Vice President, Secretary and General Counsel of the Company from June 17, 1988 through September 29, 1991. Mr. Heine has been Executive Vice President, Legal and Financial Services of Montgomery Ward since September 30, 1991. He served as Senior Vice President-Legal and Real Estate from March 28, 1990 through September 29, 1991 and was named a Senior Vice President on March 1, 1988. Prior thereto, he was Vice President, General Counsel and Secretary since December 16, 1985. Mr. Heine has been Chairman and Chief Executive Officer of Signature since March 8, 1993. Prior thereto, he also served as President of Signature since September 30, 1991.

 Robert A. Kasenter, 47, has been an Executive Vice President of the Company since February 21, 1992. Prior thereto, he was a Senior Vice President of the Company since June 17, 1988.
Mr. Kasenter has served as Executive Vice President, Human Resources of Montgomery Ward since January 27, 1992 and was Senior Vice President-Human Resources and Customer Satisfaction from
June 23, 1988 to January 26, 1992.

 Edwin G. Pohlmann, 46, has been an Executive Vice President since September 30, 1991 and served as Chief Financial Officer of the Company from September 30, 1991 to August 30, 1992. Prior thereto, he was Senior Vice President and Chief Accounting Officer from May 18, 1990 to September 29, 1991, and Senior Vice President-Finance from June 17, 1988 through May 17, 1990. Mr. Pohlmann has been Executive Vice President, Merchandise and Store Operations of

Montgomery Ward since November 16, 1993. Prior thereto, he was Executive Vice President, Merchandise Control from June 25, 1993 through November 15, 1993, Executive Vice President, Stores and Finance of Montgomery Ward from January 27, 1992 to June 24, 1993 and prior thereto, Executive Vice President and Chief Financial Officer since September 30, 1991. He served as Senior Vice President-Store Operations of Montgomery Ward from June 16, 1991 through September 29, 1991 and was Senior Vice President-Finance of Montgomery Ward from March 1, 1988 through June 15, 1991.

 Robert R. Schoeberl, 58, has been an Executive Vice President of the Company since June 24, 1992. Prior thereto, he served as Vice President from June 24, 1988 to June 23, 1992. Mr. Schoeberl has been Executive Vice President-Home and Auto of Montgomery Ward since September 9, 1993, Executive Vice President-Electric Avenue and Auto Express from June 24, 1992 through September 8, 1993, Senior Vice President-Electric Avenue from February 20, 1992 to June 23, 1992 and Senior Vice President-Auto Express from July 3, 1991 to February 19, 1992. Prior thereto, he served as Vice President and General Merchandise Manager, Auto Express from May 18, 1990 to July 2, 1991, Vice President and General Merchandise Manager, Auto Express and Four Seasons from June 4, 1989 to May 17, 1990 and Vice President and General Merchandise Manager, Automotive from July 2, 1987 to June 3, 1989.

 John L. Workman, 42, has been Executive Vice President, Chief Financial Officer and Assistant Secretary of the Company since January 28, 1994. Prior thereto, he served as Senior Vice President, Chief Financial Officer and Assistant Secretary since August 31, 1992 and Vice President and Assistant Secretary since May 15, 1992. Mr. Workman has been Executive Vice President and Chief Financial Officer of Montgomery Ward since January 28, 1994 and served as Senior Vice President and Chief Financial Officer from August 31, 1992 to January 27, 1994. Prior thereto, he served as Vice President and Corporate Controller from January 16, 1991 through August 30, 1992 and Corporate Controller from August 2, 1988 through January 15, 1991.

 Tommy T. Cato, 52, served as an Executive Vice President of the Company from May 15, 1992 until his current leave of absence which began on February 4, 1994. Mr. Cato was Executive Vice President-Logistics and Product Service of Montgomery Ward from November 8, 1990 until February 4, 1994 and was Senior Vice President-Logistics from March 3, 1989 until November 7, 1990. Mr. Cato is also on a leave of absence from Montgomery Ward.

 Richard C. Rusthoven, 53, served as an Executive Vice President of the Company from May 15, 1992 until his current leave of absence which began on November 1, 1992. Mr. Rusthoven was Executive Vice President-Apparel of Montgomery Ward since February 20, 1992 and was Senior Vice President-Apparel from July 3, 1991 to February 19, 1992. He served as Vice President and General Merchandise Manager, Men's Apparel, Footwear and Accessories from June 6, 1990 to July 2, 1991. Prior thereto, he served as President and Chief Operating Officer of Baddour, Inc., parent company of Fred's Dollar Stores in Memphis, Tennessee from March 1990 to June 1990, and President and Chief Executive Officer, Gentlemen's Warehouse from August 1989 to March 1990. Currently, Mr. Rusthoven is also on a leave of absence from Montgomery Ward.

 Carol J. Harms, 40, has been a Vice President and Treasurer of the Company since January 1, 1989. Ms. Harms has been Vice
President and Treasurer of Montgomery Ward since May 1, 1988.

 Robert F. Connolly, 50, has been Executive Vice President,
Apparel of Montgomery Ward since February 2, 1994. Prior thereto, he was Senior Vice President and General Merchandise Manager, Women's and Intimate Apparel, Accessories, Health and Beauty Aids and Sundries of Wal-Mart Stores, Incorporated from August 1989 to December 1993. He served as Vice President and General Merchandise Manager, Women's Apparel of Montgomery Ward from December 1987 to July 1989.

 Gene C. McCaffrey, 48, has been Executive Vice President-Marketing of Montgomery Ward since August 4, 1992. Mr. McCaffrey served as Senior Vice President-Advertising from November 11, 1991 to August 3, 1992, Senior Vice President and General Merchandise Manager, Intimates, Footwear and Accessories from September 19, 1991 to November 10, 1991 and Senior Vice President-Merchandise Planning from July 3, 1991 to September 18, 1991. Prior thereto, he served as Vice President-Merchandise Planning from February 19, 1991 to July 2, 1991, Vice-President-Apparel Planning and Field Merchandising from October 11, 1990 to February 18, 1991, Vice President-Apparel Planning and Product Development from July 28, 1989 to October 10, 1990 and Vice President-Apparel Marketing, Planning and Development from January 4, 1989 to July 27, 1989.

                                  PART II

Item 5. Market for the Registrant's Common Equity and Related
         Stockholder Matters.

  There is no established public trading market for the Common Stock of the Company. All shares are subject to restrictions on transfers contained in the BFB Acquisition Corp. Stockholders Agreement dated as of June 17, 1988, as amended and restated (Stockholders Agreement), or the Terms and Conditions (Terms and Conditions) imposed under the Montgomery Ward & Co., Incorporated Stock Ownership Plan (Stock Ownership Plan). It is not expected that a market will develop in the near term.

  Transfers of shares of Class A Common Stock are restricted for a period of three years from certain applicable dates under the Stockholders Agreement and the Terms and Conditions. Transfers of Class A shares purchased other than pursuant to the Stock Ownership Plan are restricted for a period of three years from the holder's first acquisition of any such shares, while transfers of shares received under the Stock Ownership Plan are restricted for a period of three years after the award of such shares, exercise of purchase rights for such shares or grant of options with respect to such shares. After the applicable three-year periods, limited transfers of such shares which have become vested in accordance with the Stockholders Agreement or the Terms and Conditions are permitted, subject to certain rights of first refusal. All of the Class B shares and virtually all of the outstanding Class A shares are eligible for transfer.

  Montgomery Ward declared and paid dividends of $23 million to the Company in 1993, which declared and paid dividends of $23 million on its common stock in 1993. For information concerning limitations on the amount of dividends which Montgomery Ward may pay, see Note 12 to the Consolidated Financial Statements. Future payments of dividends, if any, are dependent upon future levels of earnings and capitalization.

  As of March 21, 1994, there were three holders of record of Class A Common Stock, Series 1, one such holder of Class A, Common Stock, Series 2, and one such holder of Class B Common Stock. At that date, there were 147 holders of record of Voting Trust Certificates representing beneficial ownership in shares of Class A Common Stock, Series 1, of which 1,231,097 shares are pledged as collateral for notes issued to effect the repurchase of shares.
See Note 15 to the Consolidated Financial Statements. There were 294 holders of record of Voting Trust Certificates representing beneficial ownership in shares of Class A Common Stock, Series 2.

Item 6.                                      Selected Financial Data

  The following summary of certain financial information for each of the five fiscal years in the period ended January 1, 1994 has been derived from the Consolidated Financial Statements of MW Holding. Such information for each fiscal year should be read in conjunction with the Consolidated Financial Statements and notes thereto and the report of Arthur Andersen & Co. beginning on page 26.

                             As of and for the
                     52-Week           53-Week    52-Week
                   Period Ended      Period Ended Period Ended
         Dec. 30,  Dec. 29, Dec. 28,   Jan. 2,    Jan. 1,
           1989      1990     1991      1993       1994
              (Dollars in millions, except per share amounts)
Total
Revenues  $5,461    $5,584   $5,654    $5,781       $6,002

Net Income
(a)          151       153      135       100          101

Net Income
Applicable
to Common
Share-
holders(a)   138       140      122        92          101

Net Income
per Class A
Common
Share (a)   2.71      2.79     2.40      2.01         2.29

Total
Assets     3,837     3,906    3,948     3,485        3,835

Long-Term
Debt         729       651      521       125          213

Obligations
Under
Capital
Leases       119       111      104        95           89

Total Share-
holders'
Equity       287       421      520       553          607

Redeemable
Preferred
Stock         90        90       90         -            -

Cash Divi-
dends per
Common
Share          -         -        -       .25          .50

 (a) 1992 amounts are presented before cumulative effect of changes in accounting principles. See "Management's
     Discussion and Analysis of Financial Condition and Results of
     Operations" for a discussion of the significant impact of these changes.

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

  The following discussion and analysis of results of operations for the Company compares 1993 to 1992, as well as 1992 to 1991. Montgomery Ward is on a 52- or 53-week fiscal year basis. As a result, 1993 and 1991 are 52-week years, and 1992 is a 53-week year. All dollar amounts are in millions, and all income and expense items and gains and losses are shown before income taxes, unless specifically stated otherwise.

  The Company's retail business is seasonal, with one-third of the sales traditionally occurring in the fourth quarter.


Results of Operations:  1993 Compared with 1992

  Net income applicable to common shareholders before applying the cumulative impact of accounting changes on retained earnings as of December 29, 1991 increased by $9, or 10%. Consolidated net income in 1993 was $101, an increase of $41, or 68%, from the prior year.
Net income for 1992 reflects a charge of $40 for the cumulative effect of changes in accounting principles as a result of adoption of Financial Accounting Standards Board (FASB) Statements No. 106, "Employers' Accounting for Postretirement Benefits other than Pensions" and No. 109, "Accounting for Income Taxes". Income tax expense of
$59 increased $9, or 18%, from 1992, of which $2 was due to the impact of the increase in the Federal income tax rate from 34% to 35%.

  Consolidated total revenues (net sales and direct response marketing revenues, including insurance) were $6,002 compared with $5,781 in 1992. Net sales increased $200, or 4%, over 1992, with an increase of $301, or 6%, from prior year net of the impact of the 53rd week in 1992. Apparel sales increased 1%, and hardlines sales experienced increases of 6%. Net of the impact of the 53rd week in 1992, apparel sales increased 2%, and hardlines sales increased 8%. Management believes merchandise sales increases reflect the positive impact of new strategic programs implemented throughout Montgomery Ward as previously discussed. Sales on a comparable store basis, which reflect only the stores in operation for 1993 and 1992, increased 2%. Direct response marketing revenues increased $21, or 6%, to $400. The increase was primarily due to increased club membership levels.

  Gross margin dollars (net sales less cost of goods sold) were $1,377, a decrease of $7, or 1%, from last year. This decrease was primarily due to the decrease in the margin rate on sales ($57) and increased occupancy costs primarily as a result of new store openings ($10), partially offset by the gross margin impact of the increased sales ($62). The strong sales increase in Electric
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. (continued)

Results of Operations:  1993 Compared with 1992 (continued)

Avenue of 11% had an impact on the overall Company margin rate as Electric Avenue generally has lower margin rates than other merchandise categories. Benefits, losses and expenses of direct response operations increased $14, or 5%, over last year. The increase was primarily due to increased costs as a result of increased club memberships.

  Operating, selling, general and administrative expenses decreased $8, or 1%, from the prior year. This decrease was attributable to decreased advertising and other promotional costs of $27, decreased health care and insurance costs of $21 and increased product service income of $10. These decreases were partially offset by the impact of new store openings of $33 and the increased provision for estimated costs to be incurred in connection with the Account Purchase Agreement of $17.

  Net interest expense of $43 decreased $2, or 4%, from the prior year. The decrease in interest expense due to lower interest rates on borrowings was offset by decreased investment income due to lower investment balances and rates.

  There was no preferred stock dividend requirement in 1993 as the preferred stock was redeemed at face value on September 30, 1992.


Results of Operations:  1992 Compared with 1991

  Consolidated net income before the cumulative effect of changes in accounting principles was $100 for 1992, compared with net income of $135 in 1991. Effective December 29, 1991, the Company adopted Financial Accounting Standards Board (FASB) Statements No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" and No. 109, "Accounting for Income Taxes". The cumulative effect of these changes was a charge of $40 which resulted in net income of $60. The adoption of FAS No. 109 caused the effective tax rate to increase 10%, or $15, in 1992.

  Consolidated total revenues were $5,781, compared with $5,654 in 1991. Net sales increased $108, or 2%, from 1991, $101 of which was the impact of the 53rd week in 1992. Sales on a comparable store basis, which reflects only those stores in operation for all of 1992 and 1991, remained even with 1991. The Company believes "big ticket" sales such as appliances, furniture and jewelry are sensitive to general economic conditions and were negatively impacted in 1992 due to the uncertain economy. Sales results continue to be unfavorably impacted by California's severe economic
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. (continued)

Results of Operations:  1992 Compared with 1991 (continued)

downturn. Sales in California represent a significant portion of Montgomery Ward's revenues. Further, sales of seasonal items were depressed by the unseasonably cool weather during most of 1992. In addition, automotive revenues were negatively impacted by the settlements of actions taken by various state regulatory authorities for unfair practices against a major competitor. In response to these issues, Montgomery Ward embarked on a new strategy in Electric Avenue and instituted a program in Auto Express focusing on brand name tires and batteries and delivery of outstanding customer service. Direct response marketing revenues increased $19, or 5%, to $379. The increase was primarily due to increases in club memberships and dues.

  Gross margin dollars were $1,384, an increase of $12, or 1%, from 1991. This increase was due to the gross margin impact of the increase in sales ($34) and a decreased LIFO provision ($9). These increases were partially offset by the decrease in the margin rate on sales ($11), and increased occupancy charges primarily as a result of new store openings ($20). Benefits, losses and expenses of direct response operations increased $11, or 4%, to $286, primarily due to increased expenses of $17 as a result of increased club memberships, partially offset by the impact of reduced insurance benefit levels and other items of $6.

  Operating, selling, general and administrative expenses increased $56, or 5% from 1991. This increase is primarily due to the impact of new store openings of $39, decreased income as a result of the 1991 gain on sale of the investment in Office Max, Inc. of $17, increased advertising and other promotional costs of $12 and increased operating and other administrative costs of $4. Due to improved operating efficiencies in existing stores, these increases were partially offset by decreased store payroll costs of $13 and the decreased provision for estimated costs to be incurred in connection with the Account Purchase Agreement of $3.

  Net interest expense decreased $11, or 20%, from the prior year due to a $24 decrease in interest expense incurred on decreased borrowings combined with favorable interest rates in 1992 and the impact of the debt restructuring which occurred in September 1992. These decreases were partially offset by a decrease in investment income due to lower investment balances combined with less favorable interest rates in 1992 of $13.

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations. (continued)

Discussion of Financial Condition

  Montgomery Ward is the only direct subsidiary of MW Holding and therefore Montgomery Ward and its subsidiaries are MW Holding's sole source of funds. Montgomery Ward has entered into an Amended and Restated Credit Agreement dated as of September 22, 1992, as amended (Restated Credit Agreement) with various lenders. The Restated Credit Agreement, which expires September 23, 1996, provides for a revolving facility in the principal amount of $350. As of January 1, 1994, no borrowings were outstanding under the Restated Credit Agreement. Concurrently, Montgomery Ward also entered into a Short Term Credit Agreement dated as of September 22, 1992, as amended (Short Term Agreement) with various lenders. The Short Term Agreement, which expires September 22, 1994, provides for a revolving facility in the principal amount of $200. As of January 1, 1994, no borrowings were outstanding under the Short Term Agreement. Borrowings to date under the Restated Credit Agreement and the Short Term Agreement have been used for working capital purposes, to retire certain indebtedness of Montgomery Ward and to redeem outstanding Junior and Senior Preferred Stock of the Company. The aforementioned borrowings are unsecured.

  Under the Restated Credit Agreement and the Short Term Agreement, Montgomery Ward may select among several interest rate options, including a rate negotiated with one or more of the various lenders. The interest rates for the aforementioned bank borrowings are based on market rates and significant increases in market interest rates will increase interest payments required. A commitment fee is payable based upon the unused amount of each facility, although under certain circumstances, an additional fee may be payable to lenders not participating in a negotiated rate loan.

  On March 1, 1993, Montgomery Ward entered into Note Purchase
Agreements involving the private placement of $100 of Senior Notes which have maturities of from five to twelve years at fixed interest rates varying from 7.07% to 8.18%.

  During 1993, Montgomery Ward entered into a Term Loan Agreement dated as of November 24, 1993 with various banks (Term Loan Agreement). The Term Loan Agreement provides for a one-year period in which to borrow a total of $165, which is to be repaid upon the fifth anniversary of the Term Loan Agreement. This loan will be used to partially finance the acquisition of Lechmere as discussed below. As of January 1, 1994, no borrowings were outstanding under the Term Loan Agreement.

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations. (continued)

Discussion of Financial Condition (continued)

  The Restated Credit Agreement, the Short Term Agreement, the Term Loan Agreement and the Note Purchase Agreements (collectively, the Agreements) impose various restrictions on Montgomery Ward, including the satisfaction of certain financial tests which include restrictions on payments of dividends. Under the terms of the Restated Credit Agreement, the Short Term Agreement and the Term Loan Agreement which are currently the most restrictive of the financing agreements as to dividends, distributions and redemptions, Montgomery Ward may not pay dividends or make any other distributions to the Company or redeem any Common Stock in excess of (1) $50 on a cumulative basis, plus (2) 50% of Consolidated Net Income of Montgomery Ward (as defined in the Agreements) after December 28, 1991, plus (3) the amount of any distribution made by Montgomery Ward for the purpose of redeeming the Senior Preferred Stock and the Junior Preferred Stock of the Company (which were redeemed on September 30, 1992), plus (4) capital contributions received by Montgomery Ward after December 28, 1991, plus (5) net proceeds received by Montgomery Ward from
(a) the issuance of capital stock including treasury stock but excluding Debt-Like Preferred Stock (as defined in the Agreements), or (b) any indebtedness which is converted into shares of capital stock other than Debt-Like Preferred Stock of Montgomery Ward or the Company, after December 28, 1991, plus (6) an adjustment of $45 for 1993 through 1996, $30 in 1997 and $15 in 1998. To date,
Montgomery Ward has been in compliance with all such financial tests.

  By Agreement and Plan of Merger dated March 17, 1994, with Lechmere, LMR Acquisition Corporation (LMR) and certain stockholders of LMR, Montgomery Ward had agreed to acquire in a merger transaction all the stock of LMR, which owns 100% of the stock of Lechmere. The aggregate purchase price is comprised of a closing price to be delivered at closing and a contingent purchase price payable in 1995 of up to $20 in cash and the issuance of up to 400,000 shares of Class A Common Stock, Series 1 (or at the option of Montgomery Ward, if duly authorized, up to 400,000 shares of Class A Common Stock, Series 3). The closing price consists of $90 in cash and a $10 promissory note (the Note) of Montgomery Ward, which bears interest at a rate of 4.87% per annum. Seventy-five percent of the accrued interest on and principal of the Note are payable 540 days after the date of the Note and the balance is payable three years after the date of the Note. The Note, which is to be secured by a standby letter of credit, is to be reduced in the event of certain specified contingencies. The exact amount, if any, of the contingent price to be paid is dependent on Lechmere achieving or exceeding a specified gross margin amount during the period commencing February 27, 1994 and ending February 25, 1995.

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations. (continued)

Discussion of Financial Condition (continued)

As part of the closing, Montgomery Ward will advance an amount
(currently projected not to exceed $110) sufficient to enable
Lechmere to retire its then outstanding bank debt and subordinated debt. The closing is scheduled for the end of March 1994.

  To finance the acquisition of Lechmere, to retire Lechmere's bank debt and subordinated debt and to provide funds for Lechmere's ongoing working capital and capital expenditure needs in excess of the funds provided from Lechmere's operations, Montgomery Ward expects to borrow under its Restated Credit Agreement, Short Term Agreement and Term Loan Agreement.

  The Company has repurchased 3,905,550 shares held by certain former officers of the Company, Montgomery Ward and Signature and their permitted transferees by making cash payments and issuing installment notes in the aggregate of approximately $54. As of January 1, 1994, the outstanding balance of these notes was $32. See Note 15 to the Consolidated Financial Statements. These installment notes bear interest at varying rates, are payable over a multi-year period (generally three to five years) and are secured by shares of Common Stock, the fair market value of which is equal to the outstanding principal amount under each note. Under the Agreements, Montgomery Ward expects to be able to advance the Company sufficient funds to allow the Company to make the required installment payments in 1994.

  Currently available external sources of funds include $550 in multi-year revolving loan commitments which were obtained in September 1992 of which $200 will expire on September 22, 1994 and $350 will expire on September 23, 1996. Also, under the terms of the Term Loan Agreement, $165 is available and will expire on November 23, 1994. During 1993, the average daily balance of borrowings under these commitments was $248. As of January 1, 1994, all borrowings have been repaid.

  Under the laws and regulations applicable to insurance companies, some subsidiaries of Signature are limited in the amount of dividends they may pay. For information concerning limitations on the amount of dividends Signature may pay, see Note 17 to the Consolidated Financial Statements. During 1993, Signature paid dividends aggregating $35.

  Future cash needs are expected to be provided by ongoing operations, the sale of customer receivables to Montgomery Ward
Credit, borrowings under the Restated Credit Agreement, the Short

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations. (continued)

Discussion of Financial Condition (continued)

Term Agreement and the Term Loan Agreement and the disposition of capital assets related to facility closings. See "Business - Account Purchase Agreement" for a discussion of the terms of the sales of customer receivables by Montgomery Ward to Montgomery Ward Credit.

  Montgomery Ward's capital expenditures of $142 for 1993 were primarily related to opening 14 new stores, closing 6 stores, relocating 2 stores and implementing specialty-store conversion strategies in conventional retail stores and various merchandise fixture and presentation programs. Montgomery Ward regularly reviews opportunities for acquisitions and joint ventures and regards such transactions as a possible source for future growth.

  If any additional acquisitions are made in the future, indebtedness may be increased. Montgomery Ward is not contractually committed to spend all of the capital appropriations unexpended at January 1, 1994, but generally expects to do so.

                                  1993 1992      1991

  Total Capital Expenditures . . .$ 142    $ 146      $ 128

  Capital appropriations
    authorized during the year . .$ 149    $ 154      $ 180

  Cancellations of prior
    year's appropriations. . . . .$(23)    $(62)      $(55)

  Unexpended capital
    appropriations at year-end . .$ 143    $ 159      $ 213

  The Board of Directors declared a cash dividend of $.50 per share for a total of $23 on August 5, 1993 to shareholders of record on August 1, 1993. This dividend was paid on August 6, 1993. In June 1992, a dividend of $.25 per share was paid.

  In 1993, the FASB issued Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (FAS No. 115), which is effective for fiscal years beginning after December 15, 1992. The Company plans to adopt this statement during 1994. All of the debt securities are deemed to be classified as "available-for-sale" under FAS No. 115, and will be stated at fair market value with all changes in unrealized gains or losses included in Shareholders'

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations. (continued)

Discussion of Financial Condition (continued)

Equity. Due to the nature of FAS No. 115, and the volatility of the market, the impact of adoption of this statement is not reasonably estimable at this time.


Item 8.  Financial Statements.
                                            Page

  Report of Independent Public
   Accountants . . . . . . . . . . . . . . . 26
  Consolidated Balance Sheet at
   January 1, 1994 and
   January 2, 1993 . . . . . . . . . . . . . 29
  For the 52-Week Periods Ended
   January 1, 1994 and December
   28, 1991 and the 53-Week
   Period Ended January 2, 1993
    Consolidated Statement of
     Income. . . . . . . . . . . . . . . . . 27
    Consolidated Statement of
     Shareholders' Equity. . . . . . . . . . 30
    Consolidated Statement of
     Cash Flows. . . . . . . . . . . . . . . 33
  Notes to Consolidated Financial
   Statements. . . . . . . . . . . . . . . . 35

                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders of Montgomery Ward Holding Corp.:

 We have audited the accompanying consolidated balance sheet of Montgomery Ward Holding Corp. (a Delaware Corporation) and Subsidiary as of January 1, 1994 and January 2, 1993, and the related consolidated statements of income, shareholders' equity and cash flows for the fiscal years ended January 1, 1994, January 2, 1993 and December 28, 1991. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

 We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

 In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Montgomery Ward Holding Corp. and Subsidiary as of January 1, 1994 and January 2, 1993 and the results of their operations and their cash flows for the fiscal years ended January 1, 1994, January 2, 1993 and December 28, 1991, in conformity with generally accepted accounting principles.

 As discussed in Notes 6 and 9 to the consolidated financial statements, effective December 29, 1991, the Company changed its methods of accounting for postretirement benefits other than pensions and income taxes.








Arthur Andersen & Co.
Chicago, Illinois,
February 15, 1994

                       MONTGOMERY WARD HOLDING CORP.
                     CONSOLIDATED STATEMENT OF INCOME
                           (Millions of dollars)

                          52-Week      53-Week      52-Week
                        Period Ended Period Ended  Period Ended
                          Jan. 1,      Jan. 2,      Dec. 28,
                            1994          1993        1991
Revenues
  Net sales, including
   leased and licensed
   department sales. . . . $5,602        $5,402        $5,294
  Direct response
   marketing revenues,
   including insurance . .    400           379           360
    Total Revenues . . . .  6,002         5,781         5,654

Costs and Expenses
  Cost of goods sold,
   including net
   occupancy and
   buying expense. . . . .  4,225         4,018         3,922
  Benefits, losses, and
   expenses of direct
   response operations
   (Note 11) . . . . . . .    300           286           275
  Operating, selling,
   general and adminis-
   trative expenses
   (Notes 8 and 19). . . .  1,274         1,282         1,226
  Interest expense, net
   of investment income
   (Note 18) . . . . . . .     43            45            56
    Total Costs and
     Expenses. . . . . . .  5,842         5,631         5,479

Income Before
  Income Taxes . . . . . .    160           150           175
Income Tax Expense
  (Note 9) . . . . . . . .     59            50            40

Net Income before
  cumulative effect
  of changes in
  accounting principles. .    101           100           135

Cumulative Effect of
  Changes in Accounting
  Principles:
   Income Taxes (Note 9) . .    -            50             -
   Postretirement
    Benefits, net
    (Note 6) . . . . . . .      -          (90)             -

Net Income . . . . . . . .    101            60           135

Preferred Stock
  Dividend Requirements
  (Note 14). . . . . . . .      -             8            13

Net Income Applicable to
  Common Shareholders. . . $  101        $   52        $  122

              See notes to consolidated financial statements.

                       MONTGOMERY WARD HOLDING CORP.
               CONSOLIDATED STATEMENT OF INCOME (Continued)
              (Millions of dollars, except per share amounts)


                          52-Week      53-Week      52-Week
                        Period Ended Period Ended  Period Ended
                          Jan. 1,      Jan. 2,      Dec. 28,
                            1994          1993        1991
Net Income Per Class A
  Common Share before
  cumulative effect of
  changes in accounting
  principles . . . . . . . .$2.29        $ 2.01        $ 2.40

Cumulative effect of
  changes in accounting
  principles . . . . . . . .$   -        $(.88)             -

Net Income per Class A
  Common Share (Note 15) . .$2.29         $1.13         $2.40

Net Income Per Class B
  Common Share before
  cumulative effect of
  changes in accounting
  principles . . . . . . . .$2.04        $ 1.87        $ 2.48

Cumulative effect of
  changes in accounting
  principles . . . . . . . .$   -        $(.82)             -

Net Income per Class B
  Common Share (Note 15) . .$2.04         $1.05         $2.48

Cash Dividends declared
  per Common Share
   Class A . . . . . . . . .$ .50        $  .25             -
   Class B . . . . . . . . .$ .50        $  .25             -











              See notes to consolidated financial statements.

                       MONTGOMERY WARD HOLDING CORP.
                        CONSOLIDATED BALANCE SHEET
                           (Millions of dollars)


                                  ASSETS

                                          January 1,   January 2,
                                             1994         1993

Cash and cash equivalents. . . . . . . . . $   98       $   81
Short-term investments . . . . . . . . . . .   19           11
Investments of insurance operations
  (Note 4) . . . . . . . . . . . . . . . .    296          277
    Total Cash and Investments . . . . . . .  413          369

Trade and other accounts receivable. . . . .   62           47
Accounts and notes receivable from
  affiliates (Note 3). . . . . . . . . . . .    4           18
    Total Receivables. . . . . . . . . . . .   66           65

Federal income taxes receivable
  (Note 9) . . . . . . . . . . . . . . . . .    -            3
Merchandise inventories (Note 5) . . . . . .1,242        1,038
Prepaid pension contribution (Note 6). . . .  310          291
Properties, plants and equipment,
  net of accumulated depreciation
  and amortization (Note 7). . . . . . . . .1,263        1,222
Direct response and insurance
  acquisition costs. . . . . . . . . . . . .  295          280
Other assets (Note 8). . . . . . . . . . .    246          217
Total Assets . . . . . . . . . . . . . . . $3,835       $3,485


                   LIABILITIES AND SHAREHOLDERS' EQUITY

Trade accounts payable . . . . . . . . . . $1,358        1,210
Federal income taxes payable (Note 9). . . .    7            -
Accrued liabilities and other
  obligations (Notes 3, 6, 10,
  11 and 15) . . . . . . . . . . . . . . .  1,197        1,148
Insurance policy claim reserves
  (Notes 2 and 11) . . . . . . . . . . . . .  237          241
Long-term debt (Note 12) . . . . . . . . . .  213          125
Obligations under capital leases
  (Note 13). . . . . . . . . . . . . . . .     89           95
Deferred income taxes (Note 9) . . . . . . .  127          113
    Total Liabilities. . . . . . . . . . . .3,228        2,932

Commitments and Contingent
  Liabilities (Notes 12, 20 and 21)

Shareholders' Equity (Note 15)
  Common stock . . . . . . . . . . . . . . .    -            -
  Capital in excess of par value . . . . . .   19           16
  Retained earnings. . . . . . . . . . . . .  658          580
  Unrealized gain on marketable
   equity securities . . . . . . . . . . . .    3            3
  Less:  Treasury stock, at cost . . . . .   (73)         (46)
    Total Shareholders' Equity . . . . . .    607          553
Total Liabilities and
  Shareholders' Equity . . . . . . . . . . $3,835       $3,485


              See notes to consolidated financial statements.

                       MONTGOMERY WARD HOLDING CORP.
              CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
              (Millions of dollars, except per share amounts)


       Class A Class B Capital
       Common  Common     in
       Stock   Stock    Excess                    Treasury Total
       $ .01   $ .01      of               Unre-  Stock,   Share-
        Par      Par      Par   Retained   alized at     holders'
       Value   Value    Value Earnings    Gains   Cost     Equity
       (Number of shares
        in thousands)
Balance,
December
29,199023,885.1   25,000.0 $10     $417     $ -    $(6)     $421

Net
 income.      -        -     -      135       -       -      135
Cash
 dividends
 paid. .      -        -     -     (13)       -       -     (13)
Tax benefit
 of stock
 option exer-
 cises and
 other share
 exchanges . . .       -     -        3       -       -        -    3
Change in
 unrealized
 gain on
 marketable
 equity
 securities. . .       -     -        -       -       2        -    2
Shares repur-
 chased as
 Treasury
 stock(2,771.7)        -     -        -       -    (28)     (28)
Shares
 issued
 upon exer-
 cise of
 options . . . .    73.5     -        -       -       -        -    -
Shares
 issued
 upon exer-
 cise of
 conversion
 rights     3.4       -      -        -       -       -        -

Balance,
December
28,199121,190.3 25,000.0   $13     $539     $ 2   $(34)     $520


              See notes to consolidated financial statements.

                       MONTGOMERY WARD HOLDING CORP.
        CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (Continued)
              (Millions of dollars, except per share amounts)

       Class A Class B Capital
       Common  Common     in
       Stock   Stock    Excess                    Treasury   Total
       $ .01   $ .01      of            Unre- Stock, Share-
        Par      Par      Par   Retained  alized  at     holders'
       Value   Value    Value Earnings  Gains Cost  Equity
       (Number of shares
        in thousands)
Balance,
December
28,199121,190.3 25,000.0   $13     $539     $ 2   $(34)     $520

Cumula-
 tive
 effect
 of
 changes
 in
 account-
 ing
 princi-
 ples.       -       -       -     (40)       -       -     (40)

Balance,
 December
 29,1991
 as
 re-
 stated21,190.3 25,000.0    13      499       2    (34)      480
Net income
 before
 cumulative
 effect of
 changes in
 accounting
 principles. . . .     -     -        -     100       -        -  100
Cash divi-
 dends paid. . . .     -     -        -    (19)       -        - (19)
Tax benefit
 of stock
 option exer-
 cises and
 other share
 exchanges    -        -     2        -       -       -        2
Change in
 unrealized
 gain on mar-
 ketable
 equity
 securities. . . .     -     -        -       -       1        -    1
Shares repur-
 chased as
 Treasury
 stock  (777.7)        -     -        -       -    (12)     (12)
Shares
 issued
 upon exer-
 cise of
 options  256.4        -     1        -       -       -        1
Shares
 issued
 upon exer-
 cise of
 conversion
 rights     3.4              -        -       -       -        -    -

Balance,
January
2,1993 20,672.4 25,000.0   $16     $580     $ 3   $(46)     $553

              See notes to consolidated financial statements.

                       MONTGOMERY WARD HOLDING CORP.
              CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
              (Millions of dollars, except per share amounts)


       Class A Class B Capital
       Common  Common     in
       Stock   Stock    Excess                    Treasury   Total
       $ .01   $ .01      of              Unre-   Stock, Share-
        Par      Par      Par   Retained  alized  at     holders'
       Value   Value    Value Earnings  Gains Cost  Equity
       (Number of shares
        in thousands)
Balance,
January
2,1993 20,672.4 25,000.0   $16     $580     $ 3   $(46)     $553

Net
 income.      -        -     -      101       -       -      101
Cash
 dividends
 paid. . .    -        -     -     (23)       -       -     (23)
Tax benefit
 of stock
 option exer-
 cises and
 other share
 exchanges    -        -     2        -       -       -        2
Shares repur-
 chased as
 Treasury
 stock(1,258.7)        -     -        -       -    (27)     (27)
Shares
 issued
 upon exer-
 cise of
 options .192.9        -     1        -       -       -        1
Shares
 issued
 upon exer-
 cise of
 conversion
 rights     3.4       -      -        -       -       -        -

Balance,
January
1,1994 19,610.0 25,000.0   $19     $658     $ 3   $(73)     $607


              See notes to consolidated financial statements.

                       MONTGOMERY WARD HOLDING CORP.
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                           (Millions of dollars)

                          52-Week      53-Week      52-Week
                        Period Ended Period Ended  Period Ended
                          Jan. 1,      Jan. 2,      Dec. 28,
                            1994          1993        1991
Cash flows from operating
  activities:
   Net income before
    cumulative effect of
    changes in accounting
    principles . . . . . . . $ 101        $  100        $  135
   Adjustments to reconcile
    net income to net cash
    provided by operations:
     Depreciation and
       amortization. . . . . .  98            97            95
     Deferred income taxes . .  25            32          (16)
   Changes in operating
    assets and liabilities:
     (Increase) decrease in:
       Trade and other accounts
       receivable . . . . . .   (9)            9            9
       Accounts and notes
       receivable from
       affiliates                14           (1)          12
       Merchandise
       inventories. . . . . .  (204)         (38)         (73)
       Prepaid pension
       contribution . . . . .  (19)          (18)         (17)
       Other assets. . . . .  (53)           55              5
     Increase (decrease) in:
       Accounts and notes
       payable to
       affiliates               -            (30)          11
       Trade accounts
       payable.               148            (17)          64
       Accrued liabilities
       and other
       obligations. . . . . .  33             21           35
       Federal income
       taxes payable,
        net. . . .            (1)           (34)          (8)
       Insurance policy
       claim reserves . . . . (4)           (21)         (28)
       Net cash provided
         by operations. . . .129            155          224

Cash flows from investing
  activities:
   Purchase of short-term
    investments. . . . . . . (248)       (1,221)       (2,128)
   Purchase of investments
    of insurance
    operations . . . . . . . (688)         (707)         (751)
   Sale of short-term
    investments. . . . . . . . 240         1,367         2,183
   Sale of investments
    of insurance
    operations . . . . . . . . 669           698           729
   Disposition of
    properties, plants
    and equipment, net . . .     3             7             3
   Sale of assets held
    for disposition. . . . .     3             2             2
   Capital expenditures. . . (142)         (146)         (128)
       Net cash used for
       investing activities .$(163)      $    -        $  (90)

              See notes to consolidated financial statements.

                       MONTGOMERY WARD HOLDING CORP.
             CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
                           (Millions of dollars)

                          52-Week      53-Week      52-Week
                        Period Ended Period Ended  Period Ended
                          Jan. 1,      Jan. 2,      Dec. 28,
                            1994          1993        1991
Cash flows from financing
  activities:
   Proceeds from issuance
    of short-term
    borrowings . . . . . . .$7,718        $1,823         $   -
   Payments on short-term
    borrowings . . . . . . (7,718)       (1,823)             -
   Proceeds from issuance
    of long-term
    borrowings . . . . . . .   100             -             -
   Payments of long-term
    debt . . . . . . . . . .  (12)         (396)         (130)
   Payments of obligations
    under capital leases .     (6)           (7)           (7)
   Proceeds from issuance
    of common stock. . . . .     1             1             -
   Payments to redeem
    preferred stock. . . . .     -          (90)             -
   Cash dividends paid . . .  (23)          (19)          (13)
   Purchase of treasury
    stock, at cost . . . .    (11)           (7)           (7)
   Tax benefit of stock
    options exercised
    and other share
    exchanges. . . . . . . .     2             2             3
       Net cash provided
       by (used for)
       financing
       activities. . . . . .    51         (516)         (154)

Increase (Decrease) in cash
  and cash equivalents . . .    17         (361)          (20)

Cash and cash equivalents
  at beginning of period . .    81           442           462

Cash and cash equivalents
  at end of period . . . . .$   98        $   81        $  442





              See notes to consolidated financial statements.

                       MONTGOMERY WARD HOLDING CORP.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (Dollar amounts in millions)


1.  Company Formation

     Montgomery Ward Holding Corp. (the Company or MW Holding), formerly BFB Acquisition Corp., was formed on February 8, 1988, for the purpose of acquiring all of the outstanding stock of Montgomery Ward & Co., Incorporated (Montgomery Ward) from Marcor Inc. (Marcor), a wholly-owned subsidiary of Mobil Corporation (Mobil).

2.  Major Accounting Policies

Principles of Consolidation

     The consolidated financial statements include the Company and all subsidiaries. Certain prior period amounts have been reclassified to be comparable with the current period presentation. In addition, income from investments of insurance operations was reclassified from Interest expense, net to Direct response marketing revenues for all periods presented.


Business Segments

     The Company and its subsidiaries are engaged in retail merchandising and direct response marketing (including insurance) in the United States. Retail merchandising operations are conducted primarily through Montgomery Ward, while direct response marketing operations are conducted primarily through Signature Financial/Marketing, Inc. (Signature), a wholly-owned subsidiary of Montgomery Ward. Signature markets consumer club products and insurance products through its subsidiaries. See
Note 22 for information regarding these segments.


Cash and Cash Equivalents

     Cash and cash equivalents include cash on hand, time deposits and highly liquid debt instruments with a maturity of three months or less from the date of purchase. The carrying amount reported in the financial statements for cash and cash equivalents approximates the fair value of these assets.

                       MONTGOMERY WARD HOLDING CORP.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                       (Dollar amounts in millions)


2. Major Accounting Policies (continued)

 Following is a summary of cash payments for interest and income taxes and non-cash financing and investing activities:

                          52-Week      53-Week      52-Week
                        Period Ended Period Ended  Period Ended
                          Jan. 1,      Jan. 2,      Dec. 28,
                            1994          1993        1991
 Cash paid for:
  Income taxes . . . . . . .$ 46           $ 53         $ 55
  Interest . . . . . . . . .$ 55           $ 50         $ 70

 Non-cash financing
  activities:
   Notes issued for
     purchase of
     Treasury stock. . . . .$ 16           $  5         $ 21

 Non-cash investing
  activities:
   Change in unrealized
     gain on market-
     able equity
     securities. . . . . . .$  -           $  1         $  2
   Like-kind exchange of
     assets. . . . . . . . .$  6           $  -         $  -


The net cumulative effect of changes in accounting principles of $40 in 1992 has no cash impact.


Investments

 In 1993, the FASB issued Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (FAS No. 115), which is effective for fiscal years beginning after December 15, 1992. The Company plans to adopt this statement during 1994. All of the debt securities are classified as "available-for-sale" and will be stated at fair market value with all changes in unrealized gains or losses included in Shareholders' Equity under FAS No. 115. Due to the nature of FAS No. 115 and the volatility of the market, the impact of adoption of this statement is not reasonably estimable at this time.
                       MONTGOMERY WARD HOLDING CORP.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                       (Dollar amounts in millions)


2. Major Accounting Policies (continued)

Investments of Insurance Operations

 Fixed maturities (bonds and redeemable preferred stock) and mortgage loans are stated at amortized cost. Equity securities (common stock and nonredeemable preferred stock) are stated at market. Policy loans and mortgages are carried at face value.

Merchandise Inventories

 Merchandise inventories are valued at the lower of cost or market, using the retail last-in, first-out (LIFO) method.


Depreciation, Amortization and Repairs

 Depreciation is computed on a straight-line basis over the estimated useful lives of the properties, with annual rates ranging between 2% and 3% for buildings and between 12% and 25% for fixtures and equipment. Leasehold improvements and assets under capital leases are amortized on a straight-line basis over no longer than the primary term of the lease. Upon retirement or disposition, the cost and the related depreciation or amortization are removed from the accounts, with the gains or losses included in income.

 Interest relating to construction in progress is capitalized and amortized over the useful life of the property. Pre-operating expenditures which are not capital in nature are charged against income in the year the store is opened. Normal maintenance and repairs are expensed as incurred. Major repairs that materially extend the lives of properties are capitalized, and the assets replaced, if any, are retired.


Direct Response Marketing Revenues

 Life and accident and health insurance premiums, which are recognized as revenue when due from policyholders, are associated with related benefits and expenses to result in the recognition of profit over the terms of the policies. Property-liability insurance premiums and club membership dues are deferred and earned on a pro rata basis over the terms of the policies and memberships. Unearned premiums and club memberships of $53 and $52 at January 1, 1994 and January 2, 1993, respectively, are included in Accrued liabilities and other obligations.

                       MONTGOMERY WARD HOLDING CORP.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                       (Dollar amounts in millions)


2. Major Accounting Policies (continued)

Direct Response and Insurance Acquisition Costs

 Costs allocated to the insurance and club memberships in force at June 24, 1988 (the acquisition date), as well as the costs of acquiring new club memberships and insurance business (primarily marketing expenses), are included in Direct response and insurance acquisition costs. Costs of acquiring new business have been deferred when considered recoverable.

 Acquisition costs are amortized over the premium-paying periods of the related policies in proportion to the anticipated premium revenue to be recognized. Amortization charged to income was $111, $106 and $89 for 1993, 1992 and 1991, respectively, and is included in Benefits, losses and expenses of direct response operations.


Interest Rate Exchange and Cap Agreements

 Amounts paid or received pursuant to interest rate exchange and cap agreements are deferred and amortized as interest expense or income over the remaining life of the applicable agreement.


Insurance Policy Claim Reserves

 Liabilities for future policy benefits have been determined principally by the net level premium method. These amounts have been computed by using assumptions that include provisions for risk of adverse deviation. The assumptions developed for interest rates (average 6%-8%) and withdrawal rates are based on the experience of Montgomery Ward Life Insurance Company, a wholly-owned subsidiary of Signature. The principal mortality tables used to develop the assumed mortality rates are the 1960 Commissioners' Standard Group Table, the 1955-1960 and 1965-1970 Basic Mortality Tables and the 1969-1971 U.S. Life Tables. The reserve for claims and related adjustment expenses is based on estimates of the costs of individual claims reported and incurred but not reported prior to year-end. While management believes the reserve for claims and related adjustment expenses is adequate, the reserve is continually reviewed and as adjustments become necessary, they are reflected in current operations.

                       MONTGOMERY WARD HOLDING CORP.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                       (Dollar amounts in millions)


2. Major Accounting Policies (continued)

Insurance Policy Claim Reserves (continued)

 In December, 1992, the Financial Accounting Standards Board
(FASB) issued Statement of Financial Accounting Standards No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts." This statement was adopted in 1993. The statement eliminated the reporting of assets and liabilities relating to reinsured contracts net of the effects of reinsurance and required that reinsurance recoverables (including amounts related to claims incurred but not reported) and prepaid reinsurance premiums be reported as assets. The adoption of this statement has no impact on the results of operations. The prior year's financial statements were restated to reflect the reclassification of reinsurance credits of $52 from Insurance policy claims reserves to Other Assets.


Federal Income Tax

 The Company and its subsidiaries, with the exception of certain of its insurance subsidiaries, file a consolidated Federal income tax return. These insurance subsidiaries are eligible to be included in the consolidated return in 1994.

 Prior to 1992, the Company determined its income tax expense and related deferred federal income taxes in accordance with Statement of Financial Accounting Standards No. 96, "Accounting for Income Taxes" (FAS 96). Effective December 29, 1991, the Company adopted the provisions of FAS 109, "Accounting for Income Taxes". See Note 9 for discussion of the impact on financial position and results of operations resulting from the adoption of FAS 109.

Postemployment Benefits

 In 1992, the Financial Accounting Standards Board (FASB) issued Statement No. 112, "Employers' Accounting for Postemployment Benefits". As the Company currently accounts for severance and other related postemployment costs under the accrual method, the adoption of FAS 112 will have no material impact on the financial statements.

                       MONTGOMERY WARD HOLDING CORP.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                       (Dollar amounts in millions)


3.  Accounts and Notes Receivable from Affiliates

 Montgomery Ward and Montgomery Ward Credit Corporation
(Montgomery Ward Credit), a subsidiary of GE Capital Corporation (GE Capital) have entered into an Account Purchase Agreement pursuant to which Montgomery Ward Credit purchases receivables from time to time and provides services to Montgomery Ward. Under this agreement, Montgomery Ward Credit has the exclusive right to operate the Montgomery Ward private label credit card system and is obligated to purchase (and Montgomery Ward is obligated to sell) all the receivables generated by the Montgomery Ward private label credit card system, up to $6,000 at any time outstanding, for their face value. Montgomery Ward accounts for the transfer as a sale of the applicable receivables. Sales of receivables to Montgomery Ward Credit were $3,991, $3,489 and $3,541 for 1993, 1992 and 1991, respectively. At January 1, 1994 and January 2, 1993, there were $4,947 and $4,783 of Montgomery Ward credit card receivables owned by Montgomery Ward Credit, respectively. Amounts receivable from Montgomery Ward Credit pursuant to the sale of such receivables are included in Accounts and notes receivable from affiliates.

 Montgomery Ward is exposed to both market risk and credit risk under the Account Purchase Agreement. Under the Account Purchase Agreement, Montgomery Ward is required to pay Montgomery Ward Credit the excess interest costs on a monthly basis if a blended interest rate applicable to Montgomery Ward Credit's finance costs with respect to the receivables exceeds 10% per annum. To date, the blended interest rate has been less than 10%.

 Should Montgomery Ward Credit or its guarantor, GE Capital, fail to perform its obligations under the Account Purchase Agreement, Montgomery Ward would suffer an accounting loss up to the amount of Montgomery Ward Credit's share of defaulted indebtedness (as described below), net of applicable reserves carried by Montgomery Ward Credit. Montgomery Ward estimates that any accounting loss would be immaterial at January 1, 1994. Montgomery Ward Credit's obligations under the Account Purchase Agreement are not collateralized.

 The risk of credit losses is shared by Montgomery Ward and Montgomery Ward Credit. Montgomery Ward Credit bears the risk up to 3.9% (the prime layer), Montgomery Ward bears the risk in excess of such prime layer up to 5%, Montgomery Ward and Montgomery Ward Credit equally share losses between 5% and 8%, and Montgomery Ward Credit bears the losses in excess of 8% of average gross receivables. Actual credit losses were 5.5% for 1993, 5.8% for 1992 and 4.9% for 1991. Montgomery Ward recorded a liability of

                       MONTGOMERY WARD HOLDING CORP.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                       (Dollar amounts in millions)


3.  Accounts and Notes Receivable from Affiliates (continued)

$30 as of December 28, 1991 to GE Capital for its share of credit losses incurred for 1990 and a portion of 1991. This amount is classified as Accounts and notes payable to affiliates at December 28, 1991 and was paid during 1992.

 Under the terms of the Account Purchase Agreement, a portion of Montgomery Ward's 1991 liability for credit losses and, at its election, its liabilities for credit losses for 1992 through 1997 are now payable to Montgomery Ward Credit in early 1998. The amounts for periods ending through 1997 will be included in notes which bear interest at a rate similar to rates Montgomery Ward pays for comparable borrowings. In exchange for Montgomery Ward's agreement to allow Montgomery Ward Credit to increase finance charge rates in selected states, Montgomery Ward receives a share of incremental finance charges resulting from such increases. Incremental finance charges are generated only on purchases subsequent to the date such finance charge rates are increased. During 1992, rates were increased in certain states effective July 1 and October 1. Montgomery Ward's share is available for offset against the notes payable in early 1998, and bears interest at the same rate and for the same term as the notes payable to Montgomery Ward Credit. Notes payable applicable to credit losses for 1991, 1992 and 1993 were $108 and the finance charge offset applicable to those notes was $9. During the first quarter of 1994, a payment of $35 was made towards the amounts due under the Account Purchase Agreement. Under the agreement, the notes payable to Montgomery Ward Credit are limited to $300 at any time with any excess to be paid currently in cash. The Company does not expect credit losses for the period through 1997 to exceed the $300 limitation. In addition, legislation has from time to time been introduced in certain states which, if enacted, may require rescinding all or a portion of such rate increases, in which case, Montgomery Ward's share of rate increases may be substantially reduced. In the event that, due to the increase in finance charge rates, any refunds are required to be made, Montgomery Ward and Montgomery Ward Credit have agreed to share the financial risk. The allowance for estimated losses to be borne by Montgomery Ward, as well as the unpaid portion applicable to 1991, 1992 and 1993 offset by Montgomery Ward's share of the finance charges is included in Accrued liabilities and other obligations.

 The Account Purchase Agreement will be in effect until December
31, 2004, and thereafter from year to year unless either party gives ten years prior notice of its election to terminate.

                       MONTGOMERY WARD HOLDING CORP.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                       (Dollar amounts in millions)

4.  Investments of Insurance Operations

 Following is a summary of Investments of insurance operations in securities other than related party investments. The fair values for marketable debt and equity securities are based on quoted market prices.
                                 January 1, 1994
                                                      Amount at
                                                       Which
                        Gross      Gross            Shown in
  Type of             Unrealized Unrealized  Market   Balance
 Investment   Cost      Gains      Losses    Value     Sheet

Fixed maturities
  Bonds:
   United States
    Govern-
    ment and
    government
    agencies
    and author-
    ities. . . $ 67      $ 3        $  -      $ 70     $ 67
   Public
    utilities. . 80       16           -        96       80
   All other
    corporate
    bonds. . .   26        1           -        27       26
   Total
   fixed
   maturi-
   ties       .$173       $20       $ -        $193    173

Equity
  securities:
   Common
    stock. . .    8      $ 5                  $ 13       13
   Total
   equity
   securi-
   ties.         8       $ 5                  $ 13      13

Mortgage
  loans. . . . . 64                                      64
Policy
  loans. . . .    7                                       7
Short-term
  investments.   39
Total invest-
ments          $291                                   $296

                       MONTGOMERY WARD HOLDING CORP.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                       (Dollar amounts in millions)

4.  Investments of Insurance Operations (continued)

                                 January 2, 1993
                                                      Amount at
                                                       Which
                        Gross      Gross            Shown in
  Type of             Unrealized Unrealized  Market   Balance
 Investment   Cost      Gains      Losses    Value     Sheet

Fixed maturities
  Bonds:
   United States
    Govern-
    ment and
    government
    agencies
    and author-
    ities. . . $ 77      $ 3         $ -      $ 80     $ 77
   Public
    utilities.   83       16           -        99       83
   All other
    corporate
    bonds. . .   40        1           -        41       40
       Total
       fixed
       maturi-
       ties.   $200         $20       $ -     $220     $200

Equity
  securities:
   Common
    stock. . .    9      $ 4                  $ 13       13
      Total
      equity
      securi-
      ties.      9         $ 4               $ 13        13

Mortgage
  loans. . . . . 31                                      31
Policy
  loans. . . .    7                                       7
Short-term
  investments.   26                                      26
       Total
       Invest-
       ments   $273                                   $277

                       MONTGOMERY WARD HOLDING CORP.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                       (Dollar amounts in millions)


4.  Investments of Insurance Operations (continued)

  The amounts of fixed maturities as of January 1, 1994 are as follows:
                                            Amortized  Market
                                              Cost     Value

  Due in 1994. . . . . . . . . . . . . . . . .$ 27      $ 28
  Due in 1995 through 1999 . . . . . . . . . . 102       112
  Due in 2000 through 2004 . . . . . . . . . .  43        52
  Due in 2005 and beyond . . . . . . . . . . .   1         1
                                              $173      $193

5.  Merchandise Inventories

  Merchandise inventories are valued using the retail LIFO method, which matches current costs with current sales. If inventories had been valued using the first-in, first-out (FIFO) method, they would have been $117, $104 and $93 higher than those reported as of January 1, 1994, January 2, 1993 and December 28, 1991, respectively.


6.  Retirement Plans

  Retirement plans of a contributory nature cover a majority of full-time associates of Montgomery Ward and its subsidiaries. Retirement benefits are provided by a defined benefit pension plan as well as by a savings and profit sharing plan. Montgomery Ward and its subsidiaries contribute to the defined benefit pension plan to cover any excess of defined minimum benefits over the benefits available from the savings and profit sharing plan attributable to the accumulated value of associate contributions.

                       MONTGOMERY WARD HOLDING CORP.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                       (Dollar amounts in millions)


6.  Retirement Plans (continued)

  The components of the pension credit were as follows:

                          52-Week      53-Week      52-Week
                        Period Ended Period Ended  Period Ended
                          Jan. 1,      Jan. 2,      Dec. 28,
                            1994          1993        1991
  Service cost-benefits
   earned during the
   period. . . . . . . . . .$(11)          $(9)         $(8)
  Interest cost on
   projected benefit
   obligation. . . . . . . . (45)          (44)         (47)
  Actual return on
   assets. . . . . . . . . .  101          (20)           93
  Deferral of unantici-
   pated investment
   performance . . . . . . . (26)            91         (21)
  Net pension credit . . . .$  19           $18          $17

  Assumptions:
   Discount rate . . . . . . 8.5%          9.0%         9.0%
   Increase in future
    compensation . . . . . . 6.0%          6.0%         6.0%
   Rate of return
    on plan assets . . . . . 9.5%          9.0%        10.5%

                       MONTGOMERY WARD HOLDING CORP.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                       (Dollar amounts in millions)

6.  Retirement Plans (continued)

  The funded status of the defined benefit pension plans was as follows:
                                         January 1, January 2,
                                           1994         1993
  Actuarial present value of
   accumulated benefit
   obligation:
    Vested . . . . . . . . . . . . . . . . $565         $523
    Nonvested. . . . . . . . . . . . . .      4            6

  Accumulated benefit obligation . . . . .  569          529
  Additional amounts related
   to projected increases in
   compensation levels . . . . . . . . . .    9           13

  Projected benefit obligation . . . . . .  578          542
  Plan assets at fair value,
   primarily in equity and
   fixed income securities . . . . . . . .  863          802

  Plan assets in excess of
   projected benefit
   obligation. . . . . . . . . . . . . . . $285         $260

  Consisting of:
   Unrecognized net loss
    since initial
    application of FAS 87. . . . . . . .  $(28)        $(34)
   Unrecognized prior
    service cost since
    initial application
    of FAS 87. . . . . . . . . . . . . .  $   3         $  3
    Prepaid pension contribution . . . .  $ 310         $291


  The projected benefit obligation was determined using an assumed discount rate of 7.5% at January 1, 1994 and 8.5% at January 2, 1993 and an assumed rate of increase in future compensation levels of 6%. Unrecognized net gains and losses and prior service costs are amortized over the average future service period.

  The savings and profit sharing plan includes a voluntary savings feature for eligible associates and matching company contributions based on a fixed percentage of certain associates' contributions. The company matching expense was $6 for each of 1993, 1992 and 1991, respectively.

                       MONTGOMERY WARD HOLDING CORP.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                       (Dollar amounts in millions)

6.  Retirement Plans (continued)

  Substantially all associates who retire after participation in the retirement plan for ten years and who are members of the health care plan for the year prior to retirement are eligible for certain health care and life insurance benefits, the cost of which is shared with the retirees. In 1992, the Company established a limit on its future annual contributions on behalf of retirees at a maximum of 125% of the projected 1992 company contributions.
During 1993, the Company substantially increased contributions required of retirees.

  In the fourth quarter of 1992, the Company decided to adopt Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" as of December 29, 1991. This statement requires the accrual of the cost of providing postretirement benefits, including medical and life insurance coverage, during the active service period of the associate. The Company elected to immediately recognize the accumulated postretirement liability. This resulted in a one-time, after-tax charge of $90 (after reduction for income taxes of $59). The effect of this change on 1992 earnings was not material. The pro forma effect of the change on years prior to 1992 is not determinable. Prior to 1992, the Company recognized expense in the year the benefits were provided.

  The components of the net periodic postretirement benefit cost for 1993 and 1992 were as follows:
                                                1993   1992

   Service Cost. . . . . . . . . . . . . . . . . $ 2    $ 2
   Interest cost on accumulated
    postretirement benefit
    obligation . . . . . . . . . . . . . . . . .  12     12
   Net periodic postretirement
    benefit cost . . . . . . . . . . . . . . . . $14    $14

                       MONTGOMERY WARD HOLDING CORP.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                       (Dollar amounts in millions)

6.  Retirement Plans (continued)

  The status of the Company's liability for postretirement benefits at January 1, 1994 and January 2, 1993, which are included in Accrued liabilities and other obligations is as follows:


                                                1993    1992

   Accumulated postretirement
    benefit obligation:
     Retirees. . . . . . . . . . . . . . . . . .$120   $108
     Fully eligible active associates. . . . . .  20     19
     Other active associates . . . . . . . . . .  25     23
     Total accumulated
       postretirement benefit
       obligation. . . . . . . . . . . . . . . . 165    150
    Unrecognized loss. . . . . . . . . . . . . .(22)    (5)
    Accrued postretirement
     benefit obligation. . . . . . . . . . . . .$143   $145

  The weighted average discount rate used in measuring the accumulated postretirement benefit obligation was 7.5% at January 1, 1994 and 8.5% at January 2, 1993. The assumed health care cost trend rate was not applicable due to caps established on current cost levels during 1993. In 1992, the assumed health care trend rate was 12% grading to 6% over 6 years for participants below age 65, and 6% for participants age 65 or older. The impact of a 1% increase in the medical trend rate on both the accumulated postretirement benefit obligation and service cost and interest cost for 1993 is not applicable due to caps established on costs during 1993.

  The Company continues to evaluate ways in which it can better manage retiree benefits and control the costs. Any changes in the plan or revisions to assumptions that affect the amount of expected future benefits may have a significant effect on the amount of the reported obligation and annual expense.

                       MONTGOMERY WARD HOLDING CORP.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                       (Dollar amounts in millions)

7.  Properties, Plants and Equipment

 The details of the properties, plants and equipment accounts are shown below at cost.

               Balance at             Retirements      Balance
               Beginning Additions  or Sales           at Close
               of Period at Cost     at Cost    Other   of Period
For the 52-week
  period ended
  December 28, 1991:

Land . . . . . .  $  160      $  4      $  -   $ (1)  $  163
Buildings. . . .     653        53         -     (6)     700
Leasehold
  improvements .     213        17         3       -     227
Fixtures and
  equipment. . .     236        54         2       -     288
Assets under
  capital leases     119         -         1       -     118
   Total . . . .  $1,381      $128      $  6   $ (7)  $1,496


For the 53-week
  period ended
  January 2, 1993:

Land . . . . . .  $  163      $ 13       $ 1   $ (1)  $  174
Buildings. . . .     700        51         2     (3)     746
Leasehold
  improvements .     227        30         2     (1)     254
Fixtures and
  equipment. . .     288        52         5       -     335
Assets under
  capital leases     118         -         2     (2)     114
   Total . . . .  $1,496      $146       $12    $(7)  $1,623


For the 52-week
  period ended
  January 1, 1994

Land . . . . . .  $  174      $  3      $  -    $  -  $  177
Buildings. . . .     746        32         -       -     778
Leasehold
  improvements .     254        38       (3)       -     289
Fixtures and
  equipment. . .     335        69       (3)       -     401
Assets under
  capital leases     114         -       (1)       -     113
   Total . . . .  $1,623      $142      $(7)    $  -  $1,758

                       MONTGOMERY WARD HOLDING CORP.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                       (Dollar amounts in millions)

7. Properties, Plants and Equipment (continued)

  The details of the accumulated depreciation and amortization of properties, plants and equipment are shown below.

               Balance at             Retirements       Balance
               Beginning  Additions   or Sales          at Close
               of Period  at Cost     at Cost   Other   of Period
For the 52-week
  period ended
  December 28, 1991:

Buildings. . . . .$   60      $ 29      $  -    $(1)   $  88
Leasehold
  improvements . . .  46        14         1       -      59
Fixtures and
  equipment. . . .    90        43         1       -     132
Assets under
  capital leases .    23         9         1       -      31
   Total . . . . .$  219      $ 95      $  3   $ (1)  $  310


For the 53-week
  period ended
  January 2, 1993:

Buildings. . . . .$   88      $ 24      $  -    $(1)    $111
Leasehold
  improvements . . .  59        17         1       -      75
Fixtures and
  equipment. . . .   132        46         2       -     176
Assets under
  capital leases .    31        10         2       -      39
   Total . . . . .$  310      $ 97      $  5   $ (1)    $401


For the 52-week
  period ended
  January 1, 1994

Buildings. . . . .$  111      $ 23      $  -    $  -    $134
Leasehold
  improvements . . .  75        21         1       -      95
Fixtures and
  equipment. . . .   176        49         2       -     223
Assets under
  capital leases .    39         5         1       -      43
   Total . . . . .$  401      $ 98      $  4    $  -    $495

  Amounts shown as "Other" represent the transfer of certain properties, plants and equipment to Other assets.

  Losses on the sale of properties were $2 for 1992 and $1 for 1991, respectively. Expenditures for maintenance and repairs were $122, $115 and $105 for 1993, 1992 and 1991, respectively.

                       MONTGOMERY WARD HOLDING CORP.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                       (Dollar amounts in millions)

8. Other Assets

  During the fourth quarter of 1991, the Company sold its 14.7% investment in Office Max, Inc. for $30. The sale resulted in a net pretax gain of $17 and is included in 1991 Operating, selling, general and administrative expenses. A note bearing interest at 5.25% was received as proceeds and was classified as Other Assets at December 28, 1991. The note was paid on January 15, 1992.

9. Income Taxes

  In the fourth quarter of 1992, the Company decided to adopt FAS 109, "Accounting for Income Taxes", as of December 29, 1991 and all quarterly financial data was restated, accordingly. The cumulative effect on prior years' net income of the adoption of this statement was a credit of $50. Prior years' financial statements have not been restated to apply the provisions of FAS 109.

  An operating loss carryforward available for Federal income tax purposes of $5 at December 29, 1990 was utilized in 1991. In addition, the Company has alternative minimum tax (AMT) credits of $31, $31 and $21 as of January 1, 1994, January 2, 1993 and December 28, 1991, respectively, available to offset future Federal income tax liabilities.

  The approximate tax effects of temporary differences and carryforwards that give rise to the deferred tax liability at January 1, 1994 are as follows:

  Postretirement benefits. . . . . . . . .$ (56)
  Accrued liabilities. . . . . . . . . . . (222)
  Other deferred tax assets. . . . . . . .  (27)
   Total deferred tax assets . . . . . . .$(305)

  Pension credit . . . . . . . . . . . . . $ 121
  Direct response and insurance
   acquisition costs . . . . . . . . . . . . 114
  Property, plants and equipment . . . . . . 133
  Other deferred tax liabilities . . . . .    68
   Total deferred tax liabilities. . . . .   436

  AMT credits. . . . . . . . . . . . . . . $(31)
  Valuation allowance. . . . . . . . . . .    27
   Net deferred tax liability. . . . . . . $ 127

                       MONTGOMERY WARD HOLDING CORP.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                       (Dollar amounts in millions)

9. Income Taxes (continued)

 Income tax expense consists of:

                          52-Week      53-Week      52-Week
                        Period Ended Period Ended  Period Ended
                          Jan. 1,      Jan. 2,      Dec. 28,
                            1994          1993        1991
  Federal
   Currently payable . . . . .$28           $15          $42
   Deferred. . . . . . . . . . 25            32         (16)
  State, local
   and foreign . . . . . . . .  6             3           14
  Total income
   tax expense . . . . . . . .$59           $50          $40


  A reconciliation of the statutory to effective federal income tax rate is as follows:
                          52-Week      53-Week      52-Week
                        Period Ended Period Ended  Period Ended
                          Jan. 1,      Jan. 2,      Dec. 28,
                            1994          1993        1991
  Federal income
   tax rate. . . . . . . . . .35%           34%          34%
  State taxes, net
   of reduction of
   Federal tax . . . . . . . .  2             1            5
  Targeted Jobs
   Tax Credit. . . . . . . . .(1)           (2)          (1)
  Impact of increase
   in statutory rate . . . . .  1             -            -
  Benefit of
   financial reporting
   operating loss
   carryforwards, net. . . . .  -             -         (15)
  Effective income
   tax rate. . . . . . . . . .37%           33%          23%

  The Company has filed a protest relating to a Federal income tax assessment by the Internal Revenue Service for the short tax year ended December 31, 1988. The Company believes that its ultimate tax liability will be significantly less than the amounts assessed or which may be assessed in future years relating to the disputed issues. Accordingly, management believes that the disposition of the disputed Federal issues will have no material impact on future earnings.

                       MONTGOMERY WARD HOLDING CORP.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                       (Dollar amounts in millions)

9. Income Taxes (continued)

  Montgomery Ward and the State of California have settled income tax assessments for the taxable years 1978 through 1988. As
Montgomery Ward previously provided for these assessments, there will be no further impact on future earnings or financial position.


10. Deferred Service Contract Revenue

  The Company accounts for sales of product service contracts in accordance with FASB Technical Bulletin 90-1, "Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts", and recognizes the revenue related to those sales in proportion to the costs expected to be incurred in performing services under the contracts. Deferred service contract revenue of $239 and $210 at January 1, 1994 and January 2, 1993, respectively, is included in Accrued liabilities and other obligations.


11. Insurance Policy Claim Reserves

  The Company's insurance subsidiaries are involved in both the cession and assumption of reinsurance with other companies. Risks are reinsured with other companies to permit the recovery of a portion of the direct losses. These reinsured risks are treated as though, to the extent of the reinsurance, they are risks for which the Company is not liable. Policy related liabilities and accruals, including incurred but not reported claims, are included in the financial statements as Insurance policy claim reserves. As discussed below, these amounts were previously reflected as net of reinsurance ceded. The Company remains liable to the extent the reinsuring companies cannot meet their obligations under these reinsurance treaties.

  In 1992, the Financial Accounting Standards Board (FASB) issued Statement No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts" (FAS No. 113), which applies to financial statements for fiscal years beginning after December 15, 1992. This statement precludes the reporting of

                       MONTGOMERY WARD HOLDING CORP.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                       (Dollar amounts in millions)


11. Insurance Policy Claim Reserves (continued)

assets and liabilities relating to reinsured contracts net of the effects of reinsurance. The Company adopted FAS No. 113 during fiscal 1993 which had no impact on the results of operations of the Company. The prior year's financial statements were restated to reflect the reclassification of credits for reinsurance of $52 from Insurance policy claims reserves to Other Assets.

                       MONTGOMERY WARD HOLDING CORP.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                       (Dollar amounts in millions)

11. Insurance Policy Claim Reserves (continued)

  Premium revenues, which are included in Direct response marketing revenues, are as follows:
                                                      Percentage
                       Ceded To  Assumed              of Amount
               Gross    Other    from  Other   Net    Assumed
               Amount  Companies Companies    Amount  To Net
52-Week Period
  Ended Decem-
  ber 28, 1991:

Life insurance
  in force . .$5,444    $130       $  -     $5,314        0.0%

Premiums
  Life
   insurance .$   46    $  1       $  3     $   48        6.3%
  Accident and
   health
   insurance . .  65       -         21         86       24.4%
  Property and
   liability
   insurance .    50      12          -         38        0.0%
    Total. . .$  161    $ 13       $ 24     $  172       14.0%


53-Week Period
  Ended Janu-
  ary 2, 1993:

Life
  insurance
  in force . .$5,325    $114        $ -     $5,211     0.0%

Premiums
  Life
   insurance .$   45    $  1        $ 3     $   47     6.4%
  Accident and
   health
   insurance . .  66       -         16         82    19.5%
  Property and
   liability
   insurance .    49       8          -         41     0.0%
    Total. . .$  160    $  9        $19     $  170    11.2%


52-Week Period
  Ended Janu-
  ary 1, 1994:

Life insurance
  in force . .$5,438    $102        $ -     $5,336     0.0%

Premiums
  Life
   insurance .$   45    $  1        $ 3     $   47     6.4%
  Accident and
   health
   insurance . .  67       -         13         80    16.3%
  Property and
   liability
   insurance .    51       8          -         43     0.0%
    Total. . .$  163    $  9        $16     $  170     9.4%

                       MONTGOMERY WARD HOLDING CORP.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                       (Dollar amounts in millions)

12. Long-Term Debt

  The long-term debt of Montgomery Ward and its subsidiaries is as follows:
                                         January 1,   January 2,
                                           1994        1993
Montgomery Ward & Co., Incorporated
 Economic Development Revenue Bonds,
  due in 1994 at 9.5% interest rate. . . . .$  5        $  5
 Commercial Development Revenue Bonds,
  due in 2013 at 4.15% interest rate,
  adjusted at three-year intervals . . . . .   5           5
 Note Purchase Agreements; Senior Notes
  Series A to Series G due in 1998
  to 2005 at 7.07% to 8.18% interest
  rate . . . . . . . . . . . . . . . . . . . 100           -
 Other . . . . . . . . . . . . . . . . . . .   2           2

Montgomery Ward Real Estate Subsidiaries
 4 3/4% Secured Notes, due serially
  to January 15, 1995. . . . . . . . . . . . . 2           4
 11 1/2% Secured Note, due serially
  to September 1, 2001 . . . . . . . . . . .  17          18
 7 1/2% Secured Note, due serially
  to November 30, 2002 . . . . . . . . . . . . 7           8
 9.45% Secured Notes, due serially
  to November 30, 2003 . . . . . . . . . . .  19          20
 7 3/4% Secured Notes, due serially
  to August 31, 2004 . . . . . . . . . . . .  22          23
 7 7/8% Secured Notes, due serially
  to December 15, 2005 . . . . . . . . . . .  10          11
 9% Secured Notes, due serially to
  January 1, 2006. . . . . . . . . . . . . .  14          17
 Other . . . . . . . . . . . . . . . . . .    10          12
 Total long-term debt. . . . . . . . . . . .$213        $125


 The amounts of long-term debt that become due during the fiscal years 1994 through 1998 are as follows: 1994--$13, 1995--$8,
1996--$8, 1997--$9 and 1998--$20.

                       MONTGOMERY WARD HOLDING CORP.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                       (Dollar amounts in millions)

12. Long-Term Debt (continued)

  Montgomery Ward has entered into an Amended and Restated Credit Agreement dated as of September 22, 1992, as amended (Restated Credit Agreement) with various lenders. The Restated Credit Agreement, which now expires September 23, 1996, provides for a revolving facility in the principal amount of $350 and imposes various restrictions on Montgomery Ward, including the satisfaction of certain financial tests. Montgomery Ward may select among several interest rate options, including a rate negotiated with one or more of the various lenders. A commitment fee is payable based upon the unused amount of the facility, although in the case of any negotiated rate loan, an additional fee may be payable to the lenders not participating in the negotiated rate loan. As of January 1, 1994, no borrowings were outstanding under the Restated Credit Agreement.

  Montgomery Ward has also entered into a Short Term Credit Agreement dated as of September 22, 1992, as amended (Short Term Agreement) with various lenders. The Short Term Agreement, which now expires September 22, 1994, provides for a revolving facility in the principal amount of $200 and imposes various restrictions on Montgomery Ward, including the satisfaction of certain financial tests. Montgomery Ward may select among several interest rate options, including a rate negotiated with one or more of the various lenders. A commitment fee is payable based upon the unused amount of this facility, although in the case of any negotiated rate loan, an additional fee may be payable to the lenders not participating in the negotiated rate loan. As of January 1, 1994, no borrowings were outstanding under the Short Term Agreement.

  On March 1, 1993, Montgomery Ward entered into Note Purchase
Agreements involving the private placement of $100 of Senior Notes which have maturities of from five to twelve years at fixed interest rates varying from 7.07% to 8.18%.

  During 1993, Montgomery Ward has also entered into a Term Loan Agreement dated as of November 24, 1993 with various banks (Term Loan Agreement). The Term Loan Agreement provides for a total borrowing capacity of $165 million over a one-year period and is to be repaid upon the fifth anniversary of the Term Loan Agreement. The purpose of this loan is to partially finance the Lechmere acquisition. As of January 1, 1994, no borrowings were outstanding under this agreement.

                       MONTGOMERY WARD HOLDING CORP.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                       (Dollar amounts in millions)

12. Long-Term Debt (continued)

  The Restated Credit Agreement, the Short Term Agreement, the Term Loan Agreement and the Note Purchase Agreements (collectively, the Agreements) impose various restrictions on Montgomery Ward, including the satisfaction of certain financial tests which include restrictions on payments of dividends. Under the terms of the Restated Credit Agreement, the Short Term Agreement and the Term Loan Agreement which are currently the most restrictive of the financing agreements as to dividends, distributions and redemptions, Montgomery Ward may not pay dividends or make any other distributions to the Company or redeem any Common Stock in excess of (1) $50 on a cumulative basis, plus (2) 50% of Consolidated Net Income of Montgomery Ward (as defined in the Agreements) after December 28, 1991, plus (3) the amount of any distribution made by Montgomery Ward for the purpose of redeeming the Senior Preferred Stock and the Junior Preferred Stock of the Company (which were redeemed on September 30, 1992), plus (4) capital contributions received by Montgomery Ward after December 28, 1991, plus (5) net proceeds received by Montgomery Ward from
(a) the issuance of capital stock including treasury stock but excluding Debt-Like Preferred Stock (as defined in the Agreements), or (b) any indebtedness which is converted into shares of capital stock other than Debt-Like Preferred Stock of Montgomery Ward or the Company, after December 28, 1991, plus (6) an adjustment of $45 for 1993 through 1996, $30 in 1997 and $15 in 1998. To date,
Montgomery Ward has been in compliance with all such financial tests. Under these agreements, Montgomery Ward expects to be able to advance the Company sufficient funds to allow the Company to make the required installment payments in 1994 for notes issued to repurchase shares held by former officers and their permitted transferees.

  Borrowings to date under the Restated Credit Agreement, the Short Term Agreement and the Note Purchase Agreements have been used for working capital purposes, to retire certain indebtedness of Montgomery Ward and to redeem outstanding Preferred Stock of the Company (See Note 14).

  Effective September 22, 1992, Montgomery Ward prepaid the amount outstanding, $128, under the Subordinated Loan agreement dated as of June 23, 1988 between Montgomery Ward and GE Capital, as amended (Subordinated Loan). Concurrently therewith, Montgomery Ward repaid the amount outstanding, $195, under the Credit Agreement dated as of June 22, 1988 among Montgomery Ward and various banks, as amended (Term Loan). The source of funds for these transactions was sales of short-term investments and borrowings under the Restated Credit Agreement and the Short Term Agreement.

                       MONTGOMERY WARD HOLDING CORP.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                       (Dollar amounts in millions)

12. Long-Term Debt (continued)

  Montgomery Ward is exposed to market risk under both the Restated Credit Agreement and Short Term Agreement in the event of an increase in interest rates. To offset this risk, Montgomery Ward has entered into interest rate exchange agreements. The aggregate notional principal amount under the agreements is $50 in 1993. Under the terms of the interest rate exchange agreements, Montgomery Ward pays the banks a weighted average fixed rate of less than 8.5% in 1993 and receives the three-month London interbank offered (LIBO) rate in each case multiplied by the notional principal amount. In 1993, the agreement increased the effective interest rate under the Restated Credit Agreement and the Short Term Agreement by .88%. The agreement increased the effective interest rate of the Term Loan for 1992 by .89% and increased the effective interest rate under the Restated Credit Agreement and Short-Term Agreement by .80%. The effective interest rate of the Subordinated Loan was unaffected by these agreements in 1992. For 1991, the agreements increased the effective interest rate of the Term Loan by .69% and increased the Subordinated Loan effective interest rate by 1.13%.

  Montgomery Ward has Commercial Letter of Credit Facilities with various lenders for the purpose of providing documentary letters of credit primarily in connection with the purchase of imported merchandise for an aggregate amount of $405. The facilities expire at various dates through June 1995.

  Montgomery Ward has outstanding Commercial Development Revenue
Bonds, which are adjusted to the market rate of interest at three-year intervals. The rate was adjusted to 4.15% in 1992.

  The Secured Notes of the real estate subsidiaries are secured by mortgage liens and/or assignments of rental agreements whereby the real estate subsidiaries have assigned to trustees certain monies payable under leases with Montgomery Ward. At January 1, 1994, assets with a net book value of approximately $220 represented collateral for certain of these secured notes.

  The market value of the Company's long-term debt of $165 is estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

                       MONTGOMERY WARD HOLDING CORP.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                       (Dollar amounts in millions)

13. Leases

  The Company leases real and personal property principally through noncancelable capital and operating leases, which generally provide for the payment of minimum rentals and, in certain instances, executory costs and additional rentals based upon a percentage of sales. The terms of the real estate leases typically contain renewal options for additional periods.

  At January 1, 1994, the minimum lease payments under all noncancelable operating leases with an initial term of more than one year, not including $13 of future sublease rentals, and under capital leases are as follows:
                                             Capital  Operating
                                             Leases   Leases


  1994 . . . . . . . . . . . . . . . . . . . .$ 15     $ 84
  1995 . . . . . . . . . . . . . . . . . . . .  15       77
  1996 . . . . . . . . . . . . . . . . . . . .  14       70
  1997 . . . . . . . . . . . . . . . . . . . .  13       63
  1998 . . . . . . . . . . . . . . . . . . . .  13       55
  Later Years. . . . . . . . . . . . . . . . .  69      487
   Total Minimum Lease Payments. . . . . . . .$139     $836

  Less Executory Costs, principally
   real estate taxes to be paid
   by the lessor . . . . . . . . . . . . . . . (6)
  Less Imputed Interest. . . . . . . . . . . .(44)

   Present Value of Net Minimum
    Capital Lease Payments
    Including Portion due within
    one year of $7 . . . . . . . . . . . . . .$ 89

  Net rent expense charged to earnings was $104 for 1993, $101 for 1992 and $95 for 1991 after deducting rentals from subleases of $9 in 1993, $10 in 1992 and $11 in 1991. Rent expense includes contingent lease rentals for capital and operating leases of $11 for 1993, $11 for 1992 and $12 for 1991. These contingent lease rentals are generally based on sales revenues.

  Some rental agreements contain escalation provisions that may require higher future rent payments. Rent expense incurred under rental agreements which contain escalation clauses is recognized on a straight-line basis over the life of the lease.

                       MONTGOMERY WARD HOLDING CORP.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
          (Dollar amounts in millions, except per share amounts)

14. Redeemable Preferred Stock

  On June 22, 1988, the Company issued 500 shares of its Senior Preferred Stock and 400 shares of its Junior Preferred Stock to GE Capital for an aggregate purchase price of $50 and $40, respectively. Beginning in the first quarter of 1992, dividends were paid quarterly at an annual rate of $11,500 per share and $12,000 per share for the Senior Preferred Stock and Junior Preferred Stock, respectively.

  Effective September 30, 1992, Montgomery Ward declared a dividend payable to the Company and the Company redeemed all of its outstanding shares of Preferred Stock, including 500 shares of Senior Preferred Stock, par value $1.00 per share, and 400 shares of Junior Preferred Stock, par value $1.00 per share, all of which were held by GE Capital. The aggregate redemption prices for the Senior Preferred Stock and the Junior Preferred Stock were $50 and $40, respectively, and accrued dividends thereon were $3.


15. Common Stock

  The Company has the following authorized classes of common stock:

   Class A Common Stock, Series 1; $.01 par value; 25,000,000 shares authorized; 19,481,096 shares issued and outstanding, net of 5,518,904 shares held in treasury.

   Class A Common Stock, Series 2; $.01 par value; 5,412,000 shares authorized; 128,897 shares issued and outstanding, net of 459,034 shares held in treasury.

   Class B Common Stock; $.01 par value; 25,000,000 shares authorized, issued and outstanding; all owned by GE Capital.

                       MONTGOMERY WARD HOLDING CORP.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                       (Dollar amounts in millions)


15. Common Stock (continued)

  The Company has repurchased 3,905,550 shares held by certain former officers of the Company, Montgomery Ward and Signature and their permitted transferees by making cash payments and issuing installment notes in the aggregate of approximately $54. As of January 1, 1994, the outstanding balance of these notes was $32. These installment notes bear interest at varying rates, are payable over a multi-year period (generally three to five years) and are secured by shares of Common Stock, the fair market value of which is equal to the outstanding principal amount under each note. The notes are classified as Accrued liabilities and other obligations. Under all of the Agreements, Montgomery Ward will be able to advance the Company sufficient funds to allow the Company to make the required installment payments in 1994.

  Each share of Class B Common Stock entitles the holder thereof to one vote. All shares of Class A Common Stock entitle the holders to a total of 25,000,000 votes, or one vote per share if the total number of Class A shares issued and outstanding is less than 25,000,000.

                       MONTGOMERY WARD HOLDING CORP.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
          (Dollar amounts in millions, except per share amounts)

15. Common Stock (continued)

  Net income per common share is computed as follows:

                                               52-Week Period Ended
                                                 January 1, 1994
                                               Class A Class B
Earnings available for Common
  Shareholders . . . . . . . . . . . . .       $50        $51

Weighted average number of common
  and common equivalent shares
  (stock options) outstanding. . . . . .21,805,203 25,000,000

Earnings per share . . . . . . . . . . .     $2.29      $2.04



                                             53-Week Period Ended
                                               January 2, 1993
                                             Class A  Class B
Earnings available for Common Share-
  holders, after deducting preferred
  stock dividend requirements and
  cumulative effect of changes in
  accounting principles. . . . . . . .         $26         $26

Weighted average number of common
  and common equivalent shares
  (stock options) outstanding. . . . . .22,537,539  25,000,000

Earnings per share . . . . . . . . . .       $1.13       $1.05



                                               52-Week Period Ended
                                                December 28, 1991
                                               Class A  Class B
Earnings available for Common Share-
  holders, after deducting preferred
  stock dividend requirements. . . . . .       $60        $62

Weighted average number of common
  and common equivalent shares
  (stock options) outstanding. . . . . .24,954,495 25,000,000

Earnings per share . . . . . . . . . . .     $2.40      $2.48

                       MONTGOMERY WARD HOLDING CORP.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
          (Dollar amounts in millions, except per share amounts)

16. Stock Ownership Plan

 The Montgomery Ward & Co., Incorporated Stock Ownership Plan was adopted effective July 19, 1988. A total of 1,000,000 Class A Common Stock, Series 1, and 5,412,000 shares of Class A Common Stock, Series 2, have been reserved for issuance under the plan. Key associates of Montgomery Ward and its subsidiaries are eligible to participate and may receive awards, purchase rights and options. Awards are grants of shares for no consideration. Options for 1,484,302 and 1,133,265 of Class A Common Stock, Series 2 shares were exercisable at January 1, 1994 and January 2, 1993, respectively.

 Following is a summary of activity under the plan.

                                                  Option Price
                                         Options    Range

 Outstanding December 29, 1990 . . . . 2,661,825  $0.20-$10.20
 Granted, 1991 . . . . . . . . . . . .   818,002 $11.10-$14.79
 Exercised, 1991 . . . . . . . . . . .  (73,450)  $0.20-$14.79
 Cancellations, 1991 . . . . . . . . . (461,410)  $0.20-$14.79
 Outstanding December 28, 1991 . . . . 2,944,967  $0.20-$14.79
 Granted, 1992 . . . . . . . . . . . . 1,377,478 $15.11-$18.75
 Exercised, 1992 . . . . . . . . . . . (256,367)  $0.20-$15.11
 Cancellations, 1992 . . . . . . . . . (469,170)  $0.20-$18.75
 Outstanding January 2, 1993 . . . . . 3,596,908  $0.20-$18.75
 Granted, 1993 . . . . . . . . . . . . 1,979,105 $18.75-$22.50
 Exercised, 1993 . . . . . . . . . . . (192,864)  $0.20-$18.75
 Cancellations, 1993 . . . . . . . . . (520,083)  $0.20-$22.50
 Outstanding January 1, 1994 . . . . . 4,863,066  $0.20-$22.50

 During 1991, the Board of Directors approved the Directors Plan. The Directors Plan was established to, among other things, allow two of the current outside directors to receive all or any portion of the fees for their services as directors of the Company and Montgomery Ward via conversion rights in Series 1 or Series 2 shares. In 1993, 1992 and 1991, 3,466, 3,332 and 3,450 Series 1
shares were issued from treasury as payment for directors fees, respectively.

                       MONTGOMERY WARD HOLDING CORP.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                       (Dollar amounts in millions)


17. Investments in Subsidiaries Formerly Unconsolidated

 During 1991, Montgomery Ward Life Insurance Company (MWLIC), formerly a subsidiary of Montgomery Ward Insurance Company (MWIC), became a sister company of MWIC. Under the laws and regulations applicable to insurance companies, MWIC and MWLIC are limited in the amount of dividends they may pay without the approval of the Illinois Insurance Department and are prohibited from making any loans and advances to Montgomery Ward and its affiliates. Under these laws, MWIC and MWLIC, which had an accumulated deficit of $9 and retained earnings of $139, respectively, and total shareholder's equity of $12 and $159, respectively, could pay dividends of $2 and $41, respectively, during 1994 subject to the availability of earned surplus as determined on a statutory basis. Dividends received from insurance subsidiaries were $35, $27 and $33 for 1993, 1992 and 1991, respectively. In 1991, dividends were paid which exceeded the limitation as determined on a statutory basis. MWIC obtained approval from the Illinois Insurance Department with respect to these excess dividend payments.

 Summary financial information for all subsidiaries previously accounted for on the equity method is as follows:

                                             1993          1992

  Cash and Investments . . . . . . . . . . . $293      $274
  Receivables. . . . . . . . . . . . . . . .  156       159
  Other Assets . . . . . . . . . . . . . .    201       200
  Other Liabilities. . . . . . . . . . . .  (403)     (401)
  Net assets . . . . . . . . . . . . . . . . $247      $232



                                           1993   1992    1991

  Gross revenues . . . . . . . . . . . . . $239    $240   $214
  Income before taxes. . . . . . . . . . . . 79      58     70
  Net income . . . . . . . . . . . . . . . . 50      40     45

                       MONTGOMERY WARD HOLDING CORP.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                       (Dollar amounts in millions)

18. Interest Expense, Net of Investment Income

 Net interest expense is as follows:

                          52-Week      53-Week      52-Week
                        Period Ended Period Ended  Period Ended
                          Jan. 1,      Jan. 2,      Dec. 28,
                            1994          1993        1991
  Interest on short-term
   borrowings. . . . . . . . $ 12           $ 4          $ -
  Interest on long-term
   debt and obligations
   under capital leases. . .   24            41           70
  Miscellaneous interest,
   net . . . . . . . . . . .    8             6            5
  Investment income. . . . .  (1)           (6)         (19)
  Total interest expense,
   net of investment
   income. . . . . . . . . . .$43           $45          $56



  Realized capital gains before income tax and changes in unrealized gains (losses) after income tax on fixed maturities, mortgage loans and equity securities are as follows:

                                         Fixed
                                        Maturities
                                      and Mortgage  Equity
                                         Loans      Securities
52-Week Period Ended January 1, 1994
 Realized. . . . . . . . . . . . . . . . . .$ 1         $ -
 Unrealized. . . . . . . . . . . . . . . . .$ -         $ 3

53-Week Period Ended January 2, 1993
 Realized. . . . . . . . . . . . . . . . . .$ 1         $ -
 Unrealized. . . . . . . . . . . . . . . . .$ -         $ 3

52-Week Period Ended December 28, 1991
 Realized. . . . . . . . . . . . . . . . . .$ -         $ -
 Unrealized. . . . . . . . . . . . . . . . $(1)         $ 3


19. Advertising Costs

 Advertising costs charged to income were $434 for 1993, $443 for 1992 and $395 for 1991.

                       MONTGOMERY WARD HOLDING CORP.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                       (Dollar amounts in millions)

20. Litigation and Other Proceedings

 MW Holding, Montgomery Ward and its subsidiaries are engaged in various litigation and have a number of unresolved claims. While the amounts claimed are substantial and the ultimate liability with respect to such litigation and claims cannot be determined at this time, management is of the opinion that such liability, to the extent not provided for through insurance or otherwise, is not likely to have a material impact on the financial condition and the results of operations of the Company.


21. Related Party Transactions

 Substantially all shares of Class A Common Stock, except those held by the Chairman and Chief Executive Officer of the Company and a trust established for the benefit of his children, are held by a Voting Trust. A Voting Trustee (currently the Chairman and Chief Executive Officer of the Company) has sole voting power and control of all shares held by the Voting Trust. The Voting Trust will expire June 21, 1998 or upon the occurrence of certain specified events in accordance with the Voting Trust Agreement.

 The Company engages in various transactions with GE Capital as described in Notes 3 and 14.

 In December 1992, Montgomery Ward, through formation of a new subsidiary, became a 33.33% partner in Bernel Partners. The purpose of this partnership is to acquire direct or indirect interests in companies which could, consistent with the Company's retail strategy, supply the Company with merchandise for resale. Montgomery Ward made a capital contribution of $10 on January 13, 1993. Per the terms of the partnership agreement, additional funding is not required, but is permitted at the Company's discretion.

 In October 1991, the Company entered into a joint venture, MW Direct L.P. (MW Direct), formed through a partnership between subsidiaries of Montgomery Ward and subsidiaries of Fingerhut Companies, Inc., a Minneapolis-based specialty catalog marketer. Montgomery Ward made a $5 initial capital contribution in 1992 and additional funding may be required within limitations as set forth in the Partnership Agreement. The cumulative maximum capital contribution is limited to $30 in 1994.

                       MONTGOMERY WARD HOLDING CORP.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                       (Dollar amounts in millions)


21. Related Party Transactions (continued)

 Montgomery Ward paid on behalf of those associates and past associates of Montgomery Ward and certain of its subsidiaries who purchased stock in the Company in 1988 (the Management Shareholders), the legal fees and related costs and expenses in connection with the deficiencies in tax assessed by the Internal Revenue Service, and the Tax Court cases which have been filed. Montgomery Ward paid approximately $2 in 1993 and $1 in 1992 for services rendered in connection with the aforementioned matters. In 1992, $1 was paid for such services to a law firm in which a director and a Management Shareholder of the Company is a senior partner.

 In November 1991, the Board of Directors approved a line of credit program for certain associates, including directors who are associates and executive officers of the Company (Line of Credit Program). Under the Line of Credit Program, the Company arranged with banks (Program Banks) for lines of credit of up to $10 in the aggregate for all participants in the Line of Credit Program. As of January 1, 1994, an aggregate of $4 was available under the Line of Credit Program. Any associate who borrows money from the Program Banks under the Line of Credit Program is required to pledge to such Program Banks as collateral a number of shares owned by such associate, the fair market value of which is equal to twice the amount the associate borrows. In the event any associate should default upon his or her repayment obligations, the Company anticipates that it will repurchase that individual's note from the Program Banks, together with the Banks' security interest in the pledged stock, at the face amount of the note plus up to one year's interest. At January 1, 1994, borrowings of approximately $1 were outstanding under the Line of Credit Program.

                       MONTGOMERY WARD HOLDING CORP.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                       (Dollar amounts in millions)

22. Business Segments

 Montgomery Ward and its subsidiaries are engaged in retail merchandising and direct response marketing, including insurance, in the United States. Following is information regarding revenues, earnings and assets of the Company by segment.

                          52-Week      53-Week      52-Week
                        Period Ended Period Ended  Period Ended
                          Jan. 1,      Jan. 2,      Dec. 28,
                            1994          1993        1991
  Total Revenues
   Retail Merchandising. . $5,602        $5,402       $5,294
   Direct Response
    Marketing. . . . . . .    400           379          360
     Total . . . . . . . . $6,002        $5,781       $5,654

  Operating Earnings
   Retail Merchandising. . $  171        $  198       $  225
   Direct Response
    Marketing. . . . . . . .   54            52           41
   Corporate and Other . .   (65)         (100)         (91)
    Total. . . . . . . . . $  160        $  150       $  175

  Identifiable Assets
   Retail Merchandising. .$ 2,627        $2,391       $2,327
   Direct Response
    Marketing. . . . . . . .  753           702          733
    Corporate and Other. .    455           392          888
     Total . . . . . . . . $3,835        $3,485       $3,948

  Depreciation and
  Amortization
   Retail Merchandising. . $   95        $   94       $   93
   Direct Response
    Marketing. . . . . . .      3             3            2
     Total . . . . . . . . $   98        $   97       $   95

  Capital Expenditures
   Retail Merchandising. . $  139        $  141       $  126
   Direct Response
    Marketing. . . . . . .      3             5            2
     Total . . . . . . . . $  142        $  146       $  128

                       MONTGOMERY WARD HOLDING CORP.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                       (Dollar amounts in millions)

23. Parent Company Financial Information

  Following is the MW Holding balance sheet as of January 1, 1994 and January 2, 1993 and the statements of income and cash flows for the 53-week period ended January 2, 1993 and for the 52-week periods ended January 1, 1994 and December 28, 1991.

                       MONTGOMERY WARD HOLDING CORP.
                               BALANCE SHEET

                                  ASSETS
                                         January 1,   January 2,
                                           1994        1993

 Federal Income Taxes Receivable . . . . . .$  4        $  4
 Investment in Montgomery Ward . . . . . . . 671         592
 Other Assets. . . . . . . . . . . . . . .    -            1
  Total Assets . . . . . . . . . . . . . . .$675        $597


                   LIABILITIES AND SHAREHOLDERS' EQUITY

 Accounts Payable to Montgomery Ward . . . .$ 35        $ 23
 Accrued Liabilities . . . . . . . . . . .    33          21
  Total Liabilities. . . . . . . . . . . . .  68          44

 Common Stock. . . . . . . . . . . . . . . .   -           -
 Capital in excess of par value. . . . . . .  19          16
 Retained Earnings . . . . . . . . . . . . . 658         580
 Unrealized gain on marketable equity
  securities . . . . . . . . . . . . . . . .   3           3
 Less:  Treasury stock, at cost. . . . . . .(73)        (46)
  Total Shareholders' Equity . . . . . . . . 607         553
 Total Liabilities and
  Shareholders' Equity . . . . . . . . . . .$675        $597


                            STATEMENT OF INCOME

                          52-Week      53-Week      52-Week
                        Period Ended Period Ended  Period Ended
                          Jan. 1,      Jan. 2,      Dec. 28,
                            1994          1993        1991

 Miscellaneous Costs . . . .$(1)           $(2)         $  -
  Total Costs and
   Expenses. . . . . . . .   (1)            (2)            -
 Tax Benefits. . . . . . . .   -              -            -

 Net Loss Before
  Earnings of
  Montgomery Ward. . . . . . (1)            (2)            -
 Equity in Net Income
  of Montgomery Ward,
  net of cumulative
  effect of
  accounting changes . . . . 102             62          135
 Net Income. . . . . . . . . 101             60          135
 Preferred Stock Dividend
  Requirements . . . . . . .  -             (8)         (13)

 Net Income Available
  for Common
  Shareholders . . . . . . .$101           $ 52         $122

                       MONTGOMERY WARD HOLDING CORP.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                       (Dollar amounts in millions)

23. Parent Company Financial Information (continued)

                          STATEMENT OF CASH FLOWS

                          January 1,  January 2, December 28,
                            1994        1993       1991

 Net Income. . . . . . . . . $101       $  60      $ 135
 Adjustments to reconcile
  net income to net cash
  provided:
   Change in undis-
     tributed earnings
     of subsidiary . . . . . (79)          48      (122)
   Decrease (increase) in:
     Federal income taxes
      receivable . . . . . .    -         (1)        (2)
     Other assets. . . . . .    1           -          -
   Increase (decrease) in:
     Accounts payable to
      Montgomery Ward. . . . . 12          10          7
     Accrued liabilities . .  (4)         (4)        (1)

 Net cash provided before
  financing activities . . .   31         113         17

 Cash flows from financing
  activities:
   Proceeds from issuance
     of common stock . . . .    1           1          -
   Dividends declared. . . . (23)        (19)       (13)
   Payments to redeem
     preferred stock . . . .    -        (90)          -
   Purchase of treasury
     stock, at cost. . . . . (11)         (7)        (7)
   Tax benefit of stock
     options exercise
     and other stock
     exchanges . . . . . . .    2           2          3

 Net cash used for
  financing
  activities . . . . . . . . (31)       (113)       (17)

 Cash at end of period . . . $  -        $  -       $  -

 Non-cash investing
  activities:
   Change in unrealized
   gain on investments . . . $  -         $ 1       $  2

 Non-cash financing
  activities:
   Notes issued for
   purchase of
   treasury stock. . . . . . $ 16         $ 5       $ 21

                       MONTGOMERY WARD HOLDING CORP.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
          (Dollar amounts in millions, except per share amounts)

24. Quarterly Financial Data (unaudited)

 The quarterly operations of MW Holding (See Notes 6 and 9) are summarized as follows:
                                         Quarter
                         First   Second    Third  Fourth    Year
52-Week Period Ended
January 1, 1994
  Net sales. . . . . . .$1,151    $1,279    $1,321 $1,851 $5,602
  Cost of goods sold .     867       958     1,002  1,398  4,225
  Net Income . . . . .      10        27        14     50    101
  Net Income per Class A
   Common Share. . . .     .21       .61       .33   1.16   2.29
  Net Income per Class B
   Common Share. . . .     .19       .56       .29   1.01   2.04

53-Week Period Ended
January 2, 1993
  Net sales. . . . . . .$1,086    $1,202    $1,238 $1,876 $5,402
  Cost of goods sold . .   809       886       928  1,395  4,018
  Net Income before
   cumulative effect
   of changes in
   accounting
   principles. . . . . .     8        27        15     50    100
  Cumulative effect
   of changes in
   accounting
   principles. . . . . .  (40)         -         -      -   (40)
  Net Income . . . . . .  (32)        27        15     50     60
  Net Income per Class A
   Common Share before
   cumulative effect
   of changes in
   accounting
   principles. . . . . .   .12       .53       .26   1.11   2.01
  Cumulative effect of
   changes in accounting
   principles. . . . . . (.86)         -         -      -  (.88)
  Net Income per Class A
   Common Share. . . . . (.74)       .53       .26   1.11   1.13
  Net Income per Class B
   Common Share before
   cumulative effect
   of changes in
   accounting
   principles. . . . . .   .11       .50       .24   1.01   1.87
  Cumulative effect of
   changes in
   accounting
   principles. . . . . . (.82)         -         -      -  (.82)
  Net Income per Class B
   Common Share. . . . . (.71)       .50       .24   1.01   1.05

Item  9. Disagreements on Accounting and Financial Disclosure.

  None.

                                 PART III


Item 10. Directors and Executive Officers of the Company

  Information as to executive officers required by this item is included under the caption "Executive Officers of the Registrant" beginning on page 13. Information as to directors required by this item is incorporated herein by reference, pursuant to General Instruction G(3) to Form 10-K, from the Registrant's definitive proxy statement, for the annual meeting of shareholders to be held on May 20, 1994, to be filed within 120 days of the end of the Registrant's fiscal year.

Item 11. Executive Compensation

  Incorporated herein by reference, pursuant to General Instruction G(3) to Form 10-K, from the Registrant's definitive proxy statement, for the annual meeting of shareholders to be held on May 20, 1994, to be filed within 120 days of the end of the Registrant's fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and
Management.

  Incorporated herein by reference, pursuant to General Instruction G(3) to Form 10-K, from the Registrant's definitive proxy statement, for the annual meeting of shareholders to be held on May 20, 1994, to be filed within 120 days of the end of the Registrant's fiscal year.

Item 13. Certain Relationships and Related Transactions

  Incorporated herein by reference, pursuant to General Instruction G(3) to Form 10-K, from the Registrant's definitive proxy statement, for the annual meeting of shareholders to be held on May 20, 1994, to be filed within 120 days of the end of the Registrant's fiscal year.

Item 14. Exhibits, Financial Statement Schedules, and Reports on
         Form 8-K.

  (a)  1. Financial Statements.
                                                            Page

   Report of Independent Public Accountants. . . . . . . . .26
    Consolidated Balance Sheet at January 1, 1994
     and January 2, 1993 . . . . . . . . . . . . . . . . . .29
    For the 52-Week Periods Ended January 1, 1994
     and December 28, 1991 and the 53-Week Period
     Ended January 2, 1993
     Consolidated Statement of Income. . . . . . . . . . . .27
       Consolidated Statement of Shareholders' Equity. . . .30
       Consolidated Statement of Cash Flows. . . . . . . . .33
   Notes to Consolidated Financial Statements. . . . . . . .35


       2. Financial Statement Schedules.

        II. Amounts Receivable from Related Parties and
            Underwriters, Promoters, and Employees Other than
            Related Parties, incorporated by reference to Exhibit
            27.

        IX. Short-Term Borrowings, incorporated by reference to
            Exhibit 27.


        Schedules not included have been omitted because they are not applicable, not required, not material, or the required information is given in the financial statements or notes thereto or combined with the information presented in other schedules or exhibits.

Item 14. Exhibits, Financial Statement Schedules, and Reports on
         Form 8-K. (Continued)

   3.  Exhibits

    2.(i)(A) Agreement and Plan of Merger dated March 17, 1994 by and among Montgomery Ward & Co., Incorporated,
              MW Merger Corp., LMR Acquisition Corporation, Lechmere, Inc. and stockholders of LMR Acquisition Corporation executing counterparts of this agreement.
     2.(ii) Agreement of Purchase and Sale of Stock dated February 24, 1994 among Signature Financial/
               Marketing, Inc., Greater California Dental Services Plan, Inc. and National Dental Services, Inc.
     3.1      Restated Certificate of Incorporation of
              Registrant, dated June 24, 1988, as amended, incorporated by reference to Exhibit 3(a) of the Company's Registration Statement on Form S-1 (Registration No. 33-23403).
     3.2 Certificate of Amendment to Certificate of Incorporation, incorporated by reference to Exhibit
              3.2 of the Company's Registration Statement on Form S-1 (Registration No. 33-33252).
     3.2(i) Certificate of Amendment to Certificate of Incorporation, incorporated by reference to Exhibit 3.2(i) of the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1991.
     3.3 Restated by-laws of Registrant, as amended through January 21, 1991, incorporated by reference to
              Exhibit 3.3 of the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 1990.
     9. Voting Trust Agreement dated as of June 21, 1988 incorporated by reference to Exhibit 3(a) of the Company's Registration Statement on Form S-1 (Registration No. 33-23403).
10.(i)(A)(1)  BFB Acquisition Corp. Stockholders Agreement dated
              June 17, 1988, as amended and restated,
              incorporated by reference to Annex 1 of the Prospectus contained in the Company's Registration Statement on Form S-1 (Registration No. 33-33252).
10.(i)(A)(3)  Montgomery Ward & Co., Incorporated Stock Ownership
              Plan Terms and Conditions, as amended and restated, incorporated by reference to Annex 3 of the Prospectus contained in the Company's Registration Statement on Form S-1 (Registration No. 33-41161).

Item 14. Exhibits, Financial Statement Schedules, and
         Form 8-K. (Continued)

   3.  Exhibits (continued)

10.(i)(A)(4)  Amendment No. 7 to the Montgomery Ward & Co.,
              Incorporated Stock Ownership Plan Terms and
              Conditions adopted October 25, 1991, incorporated
              by reference to Exhibit 10.(i)(A)(10) of the
              Company's Quarterly Report on Form 10-Q for the fiscal quarterly period ended September 28, 1991.
10.(i)(B)      Stock Purchase Agreement dated March 6, 1988
               between Mobil Corporation, Marcor Inc. and BFB
               Acquisition Corp. incorporated by reference to
               Exhibit 10.(i)(B) of the Company's Registration
               Statement on Form S-1 (Registration No. 33-23403).
10.(i)(C)      Amended and Restated Credit Agreement dated as of
               September 22, 1992 among Montgomery Ward & Co.,
               Incorporated, various banks, Continental Bank N.A.
               as Documentary Agent, The Bank of Nova Scotia as
               Administrative Agent, and the Bank of New York as
               Negotiated Loan Agent, incorporated by reference to
               Exhibit 10.(i)(C) of the Company's Form 8-K on
               September 22, 1992.
10.(i)(C)(1)  First Amendment dated as of September 22, 1993 to the Amended and Restated Credit Agreement dated as of September 22, 1992 among Montgomery Ward & Co., Incorporated, various banks, Continental Bank N.A. as Documentary Agent, The Bank of Nova Scotia as Administrative Agent, and the Bank of New York as Negotiated Loan Agent, incorporated by reference to
              Exhibit 10.(i)(C)(1) of the Company's Quarterly Report on Form 10-Q for the fiscal quarterly period ended October 2, 1993.
10.(i)(E)      Short Term Credit Agreement dated as of September
               22, 1992 among Montgomery Ward & Co., Incorporated, various banks, Continental Bank N.A. as Documentary
               Agent, The Bank of Nova Scotia as Administrative
               Agent, and the Bank of New York as Negotiated Loan
               Agent, incorporated by reference to Exhibit
               10.(i)(E) of the Company's Form 8-K on September
               22, 1992.
10.(i)(E)(1)  First Amendment dated as of September 22, 1993 to the Short Term Credit Agreement dated as of September 22, 1992 among Montgomery Ward & Co., Incorporated, various banks, Continental Bank N.A. as Documentary Agent, The Bank of Nova Scotia as Administrative Agent, and the Bank of New York as negotiated Loan Agent, incorporated by reference to
              Exhibit 10.(i)(E)(1) of the Company's Quarterly Report on Form 10-Q for the fiscal quarterly period ended October 2, 1993.

Item 14. Exhibits, Financial Statement Schedules, and Reports on
         Form 8-K. (continued)

   3.  Exhibits (continued)

10.(i)(E)(2)  Extension request letter dated September 22, 1993 from Montgomery Ward & Co., Incorporated addressed to all banks who are parties to the Short Term Agreement, and the replies of all such banks to such requests.
10.(i)(F)      Note Purchase Agreements dated March 1, 1993
               between Montgomery Ward & Co., Incorporated and
               various lenders, incorporated by reference to
               Exhibit 10.(i)(F) of the Company's Annual Report on
               Form 10-K for the fiscal year ended January 2,
               1993.
10.(i)(G)      Term Loan Agreement dated as of November 24, 1993
               among Montgomery Ward & Co., Incorporated, various
               banks, The First National Bank of Chicago, as
               Documentary Agent, The Bank of Nova Scotia, as
               Administrative Agent, and The Bank of New York as
               Negotiated Loan Agent.
10.(ii)(A)     Stock Purchase Agreement dated June 22, 1988
               between General Electric Capital Corporation and
               Montgomery Ward & Co., Incorporated incorporated by
               reference to Exhibit 10.(ii)(A) of the Company's
               Registration Statement on Form S-1 (Registration
               No. 33-23403).
10.(ii)(B)     Account Purchase Agreement dated June 24, 1988 by
               and between Montgomery Ward Credit Corporation and
               Montgomery Ward & Co., Incorporated incorporated by reference to Exhibit 10.(ii)(B) of the Company's
               Registration Statement on Form S-1 (Registration
               No. 33-23403).
10.(ii)(B)(1) Letter Agreement dated April 21, 1989, by and
              between Montgomery Ward Credit Corporation and Montgomery Ward & Co., Incorporated (amending the Account Purchase Agreement which is Exhibit 10.(ii)(B) hereto), incorporated by reference to
              Exhibit 10.(ii)(B)(1) of the Company's Registration Statement on Form S-1 (Registration No. 33-33252).
10.(ii)(B)(2) Amendment to Account Purchase Agreement dated
              December 26, 1989 by and between Montgomery Ward Credit Corporation and Montgomery Ward & Co., Incorporated.
10.(ii)(B)(3) Letter Agreement dated April 24, 1990, by and
              between Montgomery Ward Credit Corporation and Montgomery Ward & Co., Incorporated.

Item 14. Exhibits, Financial Statement Schedules, and Reports on
         Form 8-K. (continued)

   3.  Exhibits (continued)

10.(ii)(C)     Letter Agreement dated June 24, 1988 among
               Signature Financial/Marketing, Inc., Montgomery
               Ward Credit Corporation and Montgomery Ward & Co.,
               Incorporated incorporated by reference to Exhibit
               10.(ii)(C) of the Company's Registration Statement
               on Form S-1 (Registration No. 33-23403).
10.(ii)(D)     Letter Agreement dated December 26, 1990, by and
               between Montgomery Ward Credit Corporation and
               Montgomery Ward & Co., Incorporated, incorporated
               by reference to 10.(ii)(D) of the Company's Annual
               Report on Form 10-K for the fiscal year ended
               December 29, 1990.
10.(ii)(E)     Fifth Amendment to Account Purchase Agreement dated
               May 23, 1992 by and between Montgomery Ward & Co.,
               Incorporated and Montgomery Ward Credit
               Corporation, incorporated by reference to Exhibit
               10.(ii)(E) of the Company's Quarterly Report on
               Form 10-Q for the fiscal quarterly period ended
               June 27, 1992.
10.(ii)(F)     Amendment dated May 23, 1992 to Letter Agreement
               dated June 24, 1988 (Signature Credit Agreement) by
               and among Signature Financial/Marketing, Inc.,
               Montgomery Ward & Co., Incorporated and Montgomery
               Ward Credit Corporation, incorporated by reference
               to Exhibit 10.(ii)(F) of the Company's Quarterly
               Report on Form 10-Q for the fiscal quarterly period
               ended June 27, 1992.
10.(ii)(G)     Letter Agreement dated December 29, 1992 by and
               between Montgomery Ward & Co., Incorporated and
               Montgomery Ward Credit Corporation, incorporated by
               reference to Exhibit 10.(i)(F) of the Company's
               Annual Report on Form 10-K for the fiscal year
               ended January 2, 1993.
10.(ii)(G)(1) Letter Agreement dated April 29, 1993, by and
              between Montgomery Ward Credit Corporation and Montgomery Ward & Co., Incorporated.
10.(ii)(G)(2) Letter Agreement dated September 15, 1993, by and between Montgomery Ward Credit Corporation and Montgomery Ward & Co., Incorporated.
10.(ii)(H)     Ninth Amendment to Account Purchase Agreement dated
               February 16, 1994 by and between Montgomery Ward &
               Co., Incorporated and Montgomery Ward Credit
               Corporation.
10.(iv)(A)     Montgomery Ward & Co., Incorporated Stock Ownership
               Plan amended and restated as of September 9, 1993, subject to shareholder approval, incorporated by reference to Exhibit 10.(iv)(A) of the Company's
               Quarterly Report on Form 10-Q for the fiscal quarterly period ended October 2, 1993.

Item 14. Exhibits, Financial Statement Schedules, and Report
         Form 8-K. (continued)

   3.  Exhibits (continued)

10.(iv)(B)     Montgomery Ward & Co., Incorporated Long Term
               Incentive Plan incorporated by reference to Exhibit
               10.(iv)(B) of the Company's Registration Statement
               on Form S-1 (Registration No. 33-23403).
10.(iv)(C)     Montgomery Ward & Co., Incorporated Performance
               Management Program incorporated by reference to
               Exhibit 10.(iv)(C) of the Company's Registration
               Statement on Form S-1 (Registration No. 33-23403).
10.(iv)(D)     Montgomery Ward & Co., Incorporated Retirement
               Security Plan (as amended and restated effective as
               of January 1, 1989) incorporated by reference to
               Exhibit 10.(iv)(D) of the Post-Effective Amendment
               No. 3 to the Company's Registration Statement on
               Form S-1 (Registration No. 33-23403).
10.(iv)(E)     Montgomery Ward & Co., Incorporated Supplemental
               Retirement Plan incorporated by reference to
               Exhibit 10.(iv)(E) of the Company's Registration
               Statement on Form S-1 (Registration No. 33-23403).
10.(iv)(F)     Montgomery Ward Holding Corp. Directors Fee and
               Stock Ownership Plan, incorporated by reference to
               Exhibit 10.(iv)(F) of the Company's Registration
               Statement on Form S-1 (Registration No. 33-41161).
10.(iv)(G)     Montgomery Ward Holding Corp. Senior Officer
               Severance Plan, incorporated by reference to
               Exhibit 10.(iv)(G) of the Company's Annual Report
               on Form 10-K for the fiscal year ended January 2,
               1993.
10.(v) Letter Agreement dated May 3, 1985 between Montgomery Ward & Co., Incorporated and Bernard F. Brennan incorporated by reference to Exhibit 10.(v) of the Company's Registration Statement on Form S-1 (Registration No. 33-23403).
10.(vi) Employment Agreement effective January 14, 1994 between Montgomery Ward & Co., Incorporated and Bernard W. Andrews.
10.(vii) Agreement effective October 21, 1991 between Montgomery Ward & Co., Incorporated and Fingerhut Companies, Inc., incorporated by reference to
              Exhibit 10.(vii) of the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1991.
10.(viii)      Line of Credit Agreement effective November 19,
               1991 between Montgomery Ward & Co., Incorporated and The Northern Trust Company and The First
               National Bank of Chicago, incorporated by reference to Exhibit 10.(viii) of the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1991.
10.(ix) Employment Agreement effective December 31, 1993 between Montgomery Ward & Co., Incorporated and Robert F. Connolly.

Item 14. Exhibits, Financial Statement Schedules, and Reports on
         Form 8-K. (continued)

   3.  Exhibits (continued)

10.(xi) Employment Agreement effective November 1, 1991 between Montgomery Ward & Co., Incorporated and Richard Bergel, incorporated by reference to
              Exhibit 10.(xi) of the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1993.
11. Statement regarding computation of per share earnings.
12.           Not applicable.
13.           Not applicable.
16.           Not applicable.
18.           Not applicable.
19.           Not applicable.
21. Subsidiaries of the Registrant, incorporated by reference to Exhibit 21 of the Company's Registration Statement on Form S-1 (Registration No. 33-33252).
22.           Not applicable.
23.           Consent of independent public accountants.
24. Powers of attorney executed by directors and officers authorizing execution of Annual Report on Form 10-K.
27.           Financial Statement Schedules.
28.           Not applicable.


(b) Reports on Form 8-K.

   On February 7, 1994, the registrant filed a Form 8-K to communicate its intention to acquire Lechmere, Inc. The press release issued by the registrant on February 1, 1994 was included as an exhibit thereto.

                                SIGNATURES


 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant, Montgomery Ward
Holding Corp., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGISTRANT              MONTGOMERY WARD HOLDING CORP.


BY                           JOHN L. WORKMAN
NAME AND TITLE          John L. Workman, Executive Vice President,
                        Chief Financial Officer and Assistant Secretary
DATE                    March 25, 1994

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


BY                                SPENCER H. HEINE
NAME AND TITLE               Bernard F. Brennan*, Director, Chairman of the
                             Board and Principal Executive Officer
DATE                         March 24, 1994


BY                                SPENCER H. HEINE
NAME AND TITLE               Richard Bergel*, Vice Chairman and Director
DATE                         March 24, 1994



BY                           SPENCER H. HEINE
NAME AND TITLE               Bernard W. Andrews*, President and Director
DATE                         March 24, 1994



BY                                SPENCER H. HEINE
NAME AND TITLE               Spencer H. Heine, Executive Vice President,
                             Secretary, General Counsel and Director
DATE                         March 24, 1994

                                SIGNATURES



BY                           JOHN L. WORKMAN
NAME AND TITLE               John L. Workman, Executive Vice President,
                             Chief Financial Officer and Assistant Secretary
DATE                         March 25, 1994


BY                                SPENCER H. HEINE
NAME AND TITLE               Myron Lieberman*, Director
DATE                         March 24, 1994



BY                                SPENCER H. HEINE
NAME AND TITLE               Silas S. Cathcart*, Director
DATE                         March 24, 1994



BY                                SPENCER H. HEINE
NAME AND TITLE               David D. Ekedahl*, Director
DATE                         March 24, 1994



BY                                SPENCER H. HEINE
NAME AND TITLE               Denis J. Nayden*, Director
DATE                         March 24, 1994



BY                                SPENCER H. HEINE
NAME AND TITLE               James A. Parke*, Director
DATE                         March 24, 1994




* by power of attorney