Form 10-Q
period 1994-04-02
MONTGOMERY WARD HOLDING CORP
filed 1994-05-16
CIK 836974

- - ------------------------------------------------------------------

               SECURITIES AND EXCHANGE COMMISSION
                  WASHINGTON, D.C.  20549-1004


                            FORM 10-Q


          Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934


  For the Quarterly Period Ended         Commission File
        April 2, 1994                      No. 0-17540



                  MONTGOMERY WARD HOLDING CORP.
     (Exact name of registrant as specified in its charter)



          DELAWARE                         36-3571585
  (State or other jurisdiction of        (I.R.S. Employer
  incorporation or organization)         Identification No.)


    One Montgomery Ward Plaza
        Chicago, Illinois                    60671
(Address of principal executive offices)   (Zip Code)

       Registrant's Telephone Number Including Area Code:
                         (312) 467-2000


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No     .

  At April 30, 1994, there were 19,528,646 shares of Class A
Common Stock and 25,000,000 shares of Class B Common Stock of the
Registrant outstanding.


- - -------------------------------------------------------------------

                 PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.


                              INDEX

                                                   Page
Montgomery Ward Holding Corp.
  Consolidated Statement of Income . . . . . . . . .2
  Consolidated Condensed Balance Sheet . . . . . . .3
  Consolidated Statement of Cash Flows . . . . . . .4
  Notes to Consolidated Condensed Financial
    Statements . . . . . . . . . . . . . . . . . . .6

                  MONTGOMERY WARD HOLDING CORP.
                CONSOLIDATED STATEMENT OF INCOME
         (Millions of dollars, except per share amounts)

                                               For the 13-Week
                                                 Period Ended
                                              April 2,   April 3,
                                                 1994       1993
Revenues
 Net sales, including leased and licensed
  department sales . . . . . . . . . . . . . . $1,211    $1,151
 Direct response marketing revenues,
  including insurance. . . . . . . . . . . . . .  107        97
    Total Revenues . . . . . . . . . . . . . . .1,318     1,248

Costs and Expenses
 Cost of goods sold, including net occupancy
  and buying expense . . . . . . . . . . . . . .  926       868
 Benefits, losses and expenses of direct
  response operations. . . . . . . . . . . . . .   81        73
 Operating, selling, general and
  administrative expenses. . . . . . . . . . . .  284       283
 Interest expense, net of investment
  income . . . . . . . . . . . . . . . . . . . .   11         9
    Total Costs and Expenses . . . . . . . . . .1,302     1,233

Income Before Income Taxes . . . . . . . . . . .   16        15
Income Tax Expense . . . . . . . . . . . . . . .    6         5

Net Income Applicable to
 Common Shareholders . . . . . . . . . . . . . .$  10     $  10

Net Income per Class A Common Share. . . . . . .$ .23     $ .21
Net Income per Class B Common Share. . . . . . .$ .20     $ .19
















    See notes to consolidated condensed financial statements.

                  MONTGOMERY WARD HOLDING CORP.
              CONSOLIDATED CONDENSED BALANCE SHEET
                      (Millions of dollars)

                             ASSETS
                                           April 2,   January 1,
                                              1994       1994

Cash and cash equivalents. . . . . . . . . . $   50     $   98
Short-term investments . . . . . . . . . . .      7         19
Investments of insurance operations. . . . .    326        296
    Total Cash and Investments . . . . . . .    383        413

Trade and other accounts receivable. . . . .     72         62
Accounts and notes receivable
 from affiliates . . . . . . . . . . . . . .     26          4
    Total Receivables. . . . . . . . . . . .     98         66

Merchandise inventories. . . . . . . . . . .  1,391      1,242
Prepaid pension contribution . . . . . . . .    313        310
Properties, plants and equipment,
 net of accumulated depreciation
 and amortization. . . . . . . . . . . . . .  1,315      1,263
Other assets . . . . . . . . . . . . . . . .    667        541
Total Assets . . . . . . . . . . . . . . . . $4,167     $3,835


              LIABILITIES AND SHAREHOLDERS' EQUITY

Short-term borrowings. . . . . . . . . . . . $  367     $    -
Trade accounts payable . . . . . . . . . . .  1,141      1,358
Federal income taxes payable . . . . . . . .      3          7
Accrued liabilities and other
 obligations . . . . . . . . . . . . . . . .  1,195      1,197
Insurance policy claim reserves. . . . . . .    237        237
Long-term debt . . . . . . . . . . . . . . .    402        213
Obligations under capital leases . . . . . .     87         89
Deferred federal income taxes. . . . . . . .    109        127
    Total Liabilities. . . . . . . . . . . .  3,541      3,228

Shareholders' Equity
 Common stock. . . . . . . . . . . . . . . .      -          -
 Capital in excess of par value. . . . . . .     19         19
 Retained earnings . . . . . . . . . . . . .    668        658
 Unrealized gain on marketable equity
  securities . . . . . . . . . . . . . . . .     14          3
 Less:  Treasury stock, at cost. . . . . . .    (75)       (73)
    Total Shareholders' Equity . . . . . . .    626        607

Total Liabilities and
 Shareholders' Equity. . . . . . . . . . . . $4,167     $3,835
  See notes to consolidated condensed financial statements.

                  MONTGOMERY WARD HOLDING CORP.
              CONSOLIDATED STATEMENT OF CASH FLOWS
                      (Millions of dollars)


                                               For the 13-Week
                                                 Period Ended
                                             April 2,   April 3,
                                               1994       1993

Cash flows from operating activities:
 Net income. . . . . . . . . . . . . . . . . .$   10     $   10
 Adjustments to reconcile net income
  to net cash provided by operating
  activities:
    Depreciation and amortization. . . . . . .    25         25
    Deferred income taxes  . . . . . . . . . .   (6)        (4)
 Changes in operating assets and liabilities:
  (Increase) decrease in:
    Trade and other accounts receivable. . . .     2        (2)
    Accounts and notes receivable from
     affiliates. . . . . . . . . . . . . . . .  (22)        (2)
    Merchandise inventories. . . . . . . . . .   (6)      (133)
    Prepaid pension contribution . . . . . . .   (3)        (3)
    Other assets . . . . . . . . . . . . . . .  (11)       (15)
  Increase (decrease) in:
    Trade accounts payable . . . . . . . . . . (286)      (174)
    Federal income taxes payable, net. . . . .   (2)          3
    Accrued liabilities and other
     obligations . . . . . . . . . . . . . . .  (65)       (55)
     Net cash used in operations . . . . . . . (364)      (350)

Cash flows from investing activities:
 Acquisition of Lechmere, net
  of cash acquired . . . . . . . . . . . . . . (109)          -
 Purchase of short-term investments. . . . . .  (25)       (19)
 Purchase of investments of insurance
  operations . . . . . . . . . . . . . . . . . (116)       (98)
 Sale of short-term investments. . . . . . . .    37         30
 Sale of investments of insurance
  operations . . . . . . . . . . . . . . . . .   103         87
 Capital expenditures. . . . . . . . . . . . .  (12)       (10)
 Disposition of properties, plants and
  equipment, net . . . . . . . . . . . . . . .     -          1
     Net cash used for
      investing activities . . . . . . . . . . (122)        (9)




    See notes to consolidated condensed financial statements.

                  MONTGOMERY WARD HOLDING CORP.
               CONSOLIDATED STATEMENT OF CASH FLOWS
                      (Millions of dollars)



                                               For the 13-Week
                                                 Period Ended
                                             April 2,    April 3,
                                               1994         1993

Cash flows from financing activities:
 Proceeds from issuance of
  short-term borrowings. . . . . . . . . . . . $1,727    $1,742
 Payments on short-term borrowings . . . . . .(1,360)   (1,514)
 Proceeds from issuance of
  long-term debt . . . . . . . . . . . . . . .    165       100
 Payments of Montgomery Ward
  long-term debt . . . . . . . . . . . . . . .    (2)       (3)
 Payments of Lechmere
  long-term debt . . . . . . . . . . . . . . .   (88)         -
 Payments of obligations under
  capital leases . . . . . . . . . . . . . . .    (2)       (1)
 Purchase of treasury stock, at cost . . . . .    (2)       (1)
    Net cash provided by
     financing activities. . . . . . . . . . .    438       323

Decrease in cash and cash equivalents. . . . .   (48)      (36)

Cash and cash equivalents at
 beginning of period . . . . . . . . . . . . .     98        81

Cash and cash equivalents at
 end of period . . . . . . . . . . . . . . . .  $  50    $   45


Supplemental disclosure of cash flow
 information:
  Cash paid during the period for:
    Income taxes . . . . . . . . . . . . . . . $   15    $    7
    Interest . . . . . . . . . . . . . . . . . $   13    $    9









    See notes to consolidated condensed financial statements.

                  MONTGOMERY WARD HOLDING CORP.
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
         (Millions of dollars, except per share amounts)


1.  Condensed Financial Statements

  Montgomery Ward Holding Corp. (the Company or MW Holding) conducts its operations through its only direct subsidiary, Montgomery Ward & Co., Incorporated (Montgomery Ward). In the opinion of management, the unaudited financial statements of the Company include all adjustments necessary for a fair presentation. All such adjustments are of a normal recurring nature. The condensed financial statements should be read in the context of the financial statements and notes thereto filed with the Securities and Exchange Commission in MW Holding's 1993 Annual Report on Form 10-K. Income from investments of insurance operations for 1993 has been reclassified from Interest expense, net to Direct response marketing revenues. Certain other prior period amounts have also been reclassified to be comparable with the current period presentation.

  Effective January 2, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (FAS No. 115). Under FAS No. 115, all debt securities are classified as "available-for-sale" and are stated at fair market value with all changes in unrealized gains or losses included in Shareholders' Equity. The adoption of FAS No. 115 increased Investments of insurance operations by $17, Deferred income taxes by $6 and Unrealized gain on equity securities by $11 and had no impact on the results of operations of the Company.

                  MONTGOMERY WARD HOLDING CORP.
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
         (Millions of dollars, except per share amounts)


2.  Net Income Per Common Share

  Net income per common share is computed as follows:

                                         13-Week Period Ended
                                            April 4, 1994
                                      Class A        Class B
 Earnings available for Common
  Shareholders . . . . . . . . . . .      $   5         $  5

 Weighted average number of common
  and common equivalent shares
  (stock options) outstanding. . . . 21,632,062   25,000,000

 Earnings per share. . . . . . . . .      $ .23        $ .20



                                         13-Week Period Ended
                                            April 3, 1993
                                      Class A        Class B
 Earnings available for
  Common Shareholders. . . . . . . .       $  5         $  5

 Weighted average number of common
  and common equivalent shares
  (stock options) outstanding. . . . 22,471,520   25,000,000

 Earnings per share. . . . . . . . .      $ .21        $ .19



3.  Acquisition of Lechmere, Inc.

  Montgomery Ward acquired in a merger transaction all the stock of LMR Acquisition Corporation (LMR) which owns 100% of the stock of Lechmere, Inc. (Lechmere) on March 30, 1994. The aggregate purchase price was comprised of an estimated price of $113 and a contingent purchase price payable in 1995 of up to $20 in cash and the issuance of up to 400,000 shares of Class A Common Stock, Series 1 (or at the option of Montgomery Ward, if duly authorized, up to 400,000 shares of Class A common Stock, Series 3). The exact amount, if any, of the contingent price to be paid is dependent on Lechmere achieving or exceeding a specified gross margin amount during the period commencing February 27, 1994 and ending February 25, 1995.

                  MONTGOMERY WARD HOLDING CORP.
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
         (Millions of dollars, except per share amounts)


3.  Acquisition of Lechmere, Inc. (continued)

  The closing price included a $10 promissory note (the Note) of Montgomery Ward, which bears interest at a rate of 4.87% per annum. Seventy-five percent of the accrued interest on and principal of the Note are payable 540 days after the date of the Note and the balance is payable three years after the date of the Note. The Note, which is secured by a standby letter of credit, is to be reduced upon the occurrence of certain specified circumstances.

  As part of the closing, Montgomery Ward advanced approximately
$88 and assumed $3 in obligations to enable Lechmere to retire its outstanding bank debt and subordinated debt.

  The acquisition was accounted for as a purchase. The purchase price has been allocated to Lechmere's net assets based upon preliminary results of asset valuations and liability and contingency assessments. Actual adjustments may differ based on the results of further evaluations of the fair value of the acquired assets and liabilities. Any differences between preliminary and actual adjustments are not expected to have a material impact on the consolidated financial statements.

  The preliminary allocation is summarized as follows:

     Inventory . . . . . . . . . . . . . . . . . . . . .$143
     Properties, Plants and Equipment. . . . . . . . . .  65
     Goodwill. . . . . . . . . . . . . . . . . . . . . . 108
     Other Assets. . . . . . . . . . . . . . . . . . . .  23
     Due to Montgomery Ward. . . . . . . . . . . . . . . (88)
     Other Liabilities . . . . . . . . . . . . . . . . .(138)
                                                        $113


4.  Subsequent Event

  On April 27, 1994, the Company issued 750 shares of a new series of Senior Preferred Stock (Senior Preferred Stock) to GE Capital in
exchange for $75 in cash.   The Company used the proceeds to
acquire 750 shares of a new issue of Senior Preferred Stock of Montgomery Ward (Montgomery Ward Preferred) for $75 and Montgomery Ward used the proceeds to reduce short-term borrowings.

  Holders of the Senior Preferred Stock are entitled to receive cumulative cash dividends of $4,850 per share, per annum, in equal quarterly payments.

                  MONTGOMERY WARD HOLDING CORP.
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
         (Millions of dollars, except per share amounts)


4.  Subsequent Event (continued)

  The Company may, upon 10 days notice, redeem the Senior
Preferred Stock at a price of $100,000 per share. On or after April 28, 1999, upon four months written notice by the holders, the Company is required to redeem the Senior Preferred Stock at a price of $100,000 per share.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  The following discussion and analysis of results of operations for MW Holding compares the first quarter of 1994 to the first quarter of 1993. All dollar amounts referred to in this discussion are in millions, and all income and expense items are shown before income taxes, unless specifically stated otherwise.

  MW Holding's business is seasonal, with one-third of the sales traditionally occurring in the fourth quarter; accordingly, the results of operations for the quarter are not necessarily indicative of the results for the entire year.


Results of Operations

First Quarter 1994 Compared with First Quarter 1993

  Consolidated net income for the first quarter of 1994 was $10, which was even with the prior year.

  Consolidated total revenues (net sales and direct response marketing revenues, including insurance) were $1,318 compared with $1,248 in 1993. Apparel and domestics sales increased 7% and Hardlines sales increased 5%. While Apparel sales benefitted from the pre-Easter selling period as a result of the earlier holiday in 1994, all categories were negatively impacted by the Los Angeles earthquake. Sales on a comparable store basis, which reflects only the stores in operation for both the first quarter of 1994 and 1993, increased 3%. Direct response marketing revenues increased $10, or 10%, to $107. The increase was primarily due to increased club membership levels.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)

First Quarter 1994 Compared with First Quarter 1993 (continued)

  Gross margin (net sales less cost of goods sold) dollars were $285, an increase of $2, or 1%, from the first quarter of last year. This increase was due to the gross margin impact of the increased sales ($18), partially offset by the decrease in the margin rate on sales ($13) and increased occupancy costs related to new stores ($3). Benefits, losses and expenses of direct response operations increased $8, or 11% over the first quarter of last year. The increase was primarily due to increased expenses as a result of increased club memberships.

  Operating, selling, general and administrative expenses increased $1 from the prior year. This increase was attributable to the impact of new store openings of $11, offset by decreased advertising and other promotional costs of $4 and decreased store payroll and other costs of $6.

  Net interest expense increased $2, or 22%, from the prior year due primarily to increased interest expense on borrowings under the Note Purchase Agreements. The borrowings were outstanding for the entire first quarter of 1994 compared to a portion of the first quarter in 1993.

  Income tax expense increased by $1 or 20% due to the combined impact of the increase in pretax earnings and the increase in the effective income tax rate. The increased effective income tax rate is due to Federal income tax rate increase enacted during the third quarter of 1993.


Discussion of Financial Condition

  Montgomery Ward is the only direct subsidiary of MW Holding and therefore Montgomery Ward and its subsidiaries are MW Holding's sole source of funds.

  During the first quarter of 1994, Montgomery Ward borrowed the entire amount available under a Term Loan Agreement dated as of November 24, 1993 with various banks (Term Loan Agreement). Borrowings under the Term Loan Agreement are payable upon the fifth anniversary of the Term Loan Agreement and under the same interest rate options as the Restated Credit Agreement (as defined below). This loan was used to partially finance the acquisition of Lechmere as discussed below. As of April 2, 1994, $165 was outstanding under the Term Loan Agreement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Discussion of Financial Condition (continued)

  Montgomery Ward has entered into an Amended and Restated Credit Agreement dated as of September 22, 1992, as amended (Restated Credit Agreement) with various lenders. The Restated Credit Agreement, which expires September 23, 1996, provides for a revolving facility in the principal amount of $350. As of April 2, 1994, $242 is outstanding under the Restated Credit Agreement. Concurrently, Montgomery Ward also entered into a Short Term Credit Agreement dated as of September 22, 1992, as amended (Short Term Agreement) with various lenders. The Short Term Agreement, which expires September 22, 1994, provides for a revolving facility in the principal amount of $200. As of April 2, 1994, $125 is outstanding under the Short Term Agreement. For the first quarter of 1994, the weighted average interest rate applicable to borrowings under the Restated Credit Agreement and the Short Term Agreement was 3.8%, and such borrowings have been used for working capital purposes and to partially finance the acquisition of Lechmere. The aforementioned borrowings are unsecured.

  The Restated Credit Agreement, the Short Term Agreement, the
Term Loan Agreement (collectively, the Agreements) and the Note Purchase Agreements impose various restrictions on Montgomery Ward, including the satisfaction of certain financial tests which include restrictions on payment of dividends. Under the terms of the Agreements, which are currently the most restrictive of the financing agreements as to dividends, distributions and redemptions, Montgomery Ward may not pay dividends or make any other distributions to the Company or redeem any Common Stock in excess of (1) $50 on a cumulative basis, plus (2) 50% of Consolidated Net Income of Montgomery Ward (as defined in the Agreements) after December 28, 1991, plus (3) $90, which represents a distribution made by Montgomery Ward for the purpose of redeeming the preferred stock of the Company on September 30, 1992, plus (4) capital contributions received by Montgomery Ward after December 28, 1991, plus (5) net proceeds received by Montgomery Ward from
(a) the issuance of capital stock including treasury stock but excluding Debt-Like Preferred Stock (as defined in the Agreements), or (b) any indebtedness which is converted into shares of capital stock other than Debt-Like Preferred Stock, after December 28, 1991, plus (6) an adjustment of $45 for 1994 through 1996, $30 in 1997 and $15 in 1998.

  Montgomery Ward acquired in a merger transaction all the stock of LMR Acquisition Corporation (LMR) which owns 100% of the stock of Lechmere, Inc. (Lechmere) on March 30, 1994. The aggregate purchase price was comprised of an estimated price of $113 and a

Item 2. Management's Discussion and Analysis of Financial Conditio and Results of Operations (continued)

Discussion of Financial Condition (continued)

contingent purchase price payable in 1995 of up to $20 in cash and the issuance of up to 400,000 shares of Class A Common Stock, Series 1 (or at the option of Montgomery Ward, if duly authorized, up to 400,000 shares of Class A common Stock, Series 3). The exact amount, if any, of the contingent price to be paid is dependent on Lechmere achieving or exceeding a specified gross margin amount during the period commencing February 27, 1994 and ending February 25, 1995.

  The closing price included a $10 promissory note (the Note) of Montgomery Ward, which bears interest at a rate of 4.87% per annum. Seventy-five percent of the accrued interest on and principal of the Note are payable 540 days after the date of the Note and the balance is payable three years after the date of the Note. The Note, which is secured by a standby letter of credit, is to be reduced upon the occurrence of certain specified circumstances.

  As part of the closing, Montgomery Ward advanced approximately $88 and assumed $3 of obligations to enable Lechmere to retire its outstanding bank debt and subordinated debt. The purchase of and advances to Lechmere were financed by the proceeds from borrowings under the Agreements.

  Subsequent to quarter end, on April 27, 1994, the Company issued 750 shares of a new series of Senior Preferred Stock to GE Capital in exchange for $75 in cash. The Company used the proceeds to acquire the Montgomery Ward Preferred and Montgomery Ward used the proceeds to reduce borrowings under the Restated Credit Agreement and the Short Term Credit Agreement. The Montgomery Ward Preferred constitutes Debt-Like Preferred Stock for purposes of the dividend restrictions under the Agreements.

  Future cash needs are expected to be provided by ongoing operations, the sale of customer receivables to Montgomery Ward Credit, pursuant to the Account Purchase Agreement with Montgomery Ward Credit Corporation, a subsidiary of GE Capital, borrowings under the Restated Credit Agreement and the Short Term Agreement and the disposition of capital assets related to facility closings.

  Capital expenditures during the first three months of 1994 of $12 were primarily related to expenditures for opening one full line store, and various merchandise fixture and presentation programs. Capital expenditures for the comparable 1993 period were $10.

                   PART II - OTHER INFORMATION


Item 1. Legal Proceedings.

  None.

Item 2. Changes in Securities.

  None.

Item 3. Defaults Upon Senior Securities.

  None.

Item 4. Submission of Matters to a Vote of Security Holders.

  None.

Item 5. Other Information

  None.

Item 6. Exhibits and Reports on Form 8-K.

  On April 5, 1994, the registrant filed a Form 8-K to communicate the completion of the acquisition of Lechmere, Inc. The press release issued by the registrant on March 30, 1994 was included as an exhibit thereto.

                            SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


REGISTRANT          MONTGOMERY WARD HOLDING CORP.


BY                  JOHN L. WORKMAN
NAME AND TITLE      John L. Workman, Executive Vice President,
                    Chief Financial Officer and Assistant Secretary
DATE                May 16, 1994