Form 10-Q
period 1994-07-02
MONTGOMERY WARD HOLDING CORP
filed 1994-08-16
CIK 836974

- ------------------------------------------------------------------

               SECURITIES AND EXCHANGE COMMISSION
                  WASHINGTON, D.C.  20549-1004


                            FORM 10-Q


          Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934


  For the Quarterly Period Ended         Commission File
        July 2, 1994                     No. 0-17540



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

 At July 30, 1994, there were 19,458,423 shares of Class A Common
Stock and 25,000,000 shares of Class B Common Stock of the
Registrant outstanding.


- -------------------------------------------------------------------

                 PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.


                              INDEX

                                                   Page
Montgomery Ward Holding Corp.
 Consolidated Statements of Income . . . . . . . . .2
 Consolidated Condensed Balance Sheet. . . . . . . .4
 Consolidated Statement of Cash Flows. . . . . . . .5
 Notes to Consolidated Condensed Financial
  Statements . . . . . . . . . . . . . . . . . . . .7

                  MONTGOMERY WARD HOLDING CORP.
                CONSOLIDATED STATEMENT OF INCOME
         (Millions of dollars, except per share amounts)


                                               For the 13-Week
                                                 Period Ended
                                               July 2,   July 3,
                                                 1994     1993

Revenues
 Net sales, including leased and licensed
  department sales . . . . . . . . . . . . . . $1,520    $1,284
 Direct response marketing revenues,
  including insurance. . . . . . . . . . . . .    113        99
    Total Revenues . . . . . . . . . . . . . .  1,633     1,383

Costs and Expenses
 Cost of goods sold, including net occupancy
  and buying expense . . . . . . . . . . . . .  1,183       964
 Benefits, losses and expenses of direct
  response operations. . . . . . . . . . . . .     84        73
 Operating, selling, general and
  administrative expenses. . . . . . . . . . .    312       291
 Interest expense, net of investment
  income . . . . . . . . . . . . . . . . . . .     14        12
    Total Costs and Expenses . . . . . . . . .  1,593     1,340

Income Before Income Taxes . . . . . . . . . .     40        43
Income Tax Expense . . . . . . . . . . . . . .     12        16

Net Income . . . . . . . . . . . . . . . . . .     28        27
Preferred Stock Dividend Requirements. . . . .      1         -

Net Income Applicable to
 Common Shareholders . . . . . . . . . . . . .$    27    $   27



Net Income per Common Share
 Class A . . . . . . . . . . . . . . . . . . .$  .62      $  .61
 Class B . . . . . . . . . . . . . . . . . . .$  .53     $  .56

Cash Dividends Declared Per Common Share
 Class A . . . . . . . . . . . . . . . . . . .$  .50      $   -
 Class B . . . . . . . . . . . . . . . . . . .$  .50      $   -




    See notes to consolidated condensed financial statements.

                  MONTGOMERY WARD HOLDING CORP.
                CONSOLIDATED STATEMENT OF INCOME
         (Millions of dollars, except per share amounts)


                                               For the 26-Week
                                                 Period Ended
                                               July 2,   July 27,
                                                 1994     1993

Revenues
 Net sales, including leased and licensed
  department sales . . . . . . . . . . . . . . $2,736    $2,440
 Direct response marketing revenues,
  including insurance. . . . . . . . . . . . .    220       196
    Total Revenues . . . . . . . . . . . . . .  2,956     2,636

Costs and Expenses
 Cost of goods sold, including net occupancy
  and buying expense . . . . . . . . . . . . .  2,113     1,836
 Benefits, losses and expenses of direct
  response operations. . . . . . . . . . . . .    165       146
 Operating, selling, general and
  administrative expenses. . . . . . . . . . .    597       575
 Interest expense, net of investment
  income . . . . . . . . . . . . . . . . . . .     25        21
    Total Costs and Expenses . . . . . . . . .  2,900     2,578

Income Before Income Taxes . . . . . . . . . .     56        58
Income Tax Expense . . . . . . . . . . . . . .     18        21

Net Income . . . . . . . . . . . . . . . . . .     38        37
Preferred Stock Dividend Requirements. . . . .      1         -

Net Income Applicable to
 Common Shareholders . . . . . . . . . . . . .$    37     $   37



Net Income per Class A Common Share. . . . . . $   .85   $  .81
Net Income per Class B Common Share. . . . . . $   .74   $  .75

Cash Dividends Declared Per Common Share
 Class A . . . . . . . . . . . . . . . . . . . $   .50    $   -
 Class B . . . . . . . . . . . . . . . . . . . $   .50    $   -





    See notes to consolidated condensed financial statements.

                  MONTGOMERY WARD HOLDING CORP.
              CONSOLIDATED CONDENSED BALANCE SHEET
                      (Millions of dollars)

                             ASSETS
                                             July 2,    January 1,
                                              1994        1994

Cash and cash equivalents  . . . . . . . . . $   30      $    98
Short-term investments . . . . . . . . . . .      6           19
Investments of insurance operations. . . . .    299          296
    Total Cash and Investments . . . . . . .    335          413

Trade and other accounts receivable. . . . .     94           62
Accounts and notes receivable
 from affiliates . . . . . . . . . . . . . .     19            4
    Total Receivables. . . . . . . . . . . .    113           66

Merchandise inventories. . . . . . . . . . .  1,416        1,242
Prepaid pension contribution . . . . . . . .    317          310
Properties, plants and equipment, net of
 accumulated depreciation and
 amortization. . . . . . . . . . . . . . . .  1,313        1,263
Direct response and insurance
 acquisition costs . . . . . . . . . . . . .    304          295
Other assets . . . . . . . . . . . . . . . .    383          246
Total Assets . . . . . . . . . . . . . . . . $4,181       $3,835


              LIABILITIES AND SHAREHOLDERS' EQUITY

Short-term debt. . . . . . . . . . . . . . . $  316       $    -
Trade accounts payable . . . . . . . . . . .  1,186        1,358
Accrued liabilities and other
 obligations . . . . . . . . . . . . . . . .  1,142        1,197
Federal income taxes payable . . . . . . . .     13            7
Insurance policy claim reserves. . . . . . .    234          237
Long-term debt . . . . . . . . . . . . . . .    401          213
Obligations under capital leases . . . . . .     85           89
Deferred federal income taxes. . . . . . . .    109          127
    Total Liabilities. . . . . . . . . . . .  3,486        3,228

Redeemable Preferred Stock . . . . . . . . .     75            -

Shareholders' Equity
 Common stock. . . . . . . . . . . . . . . .      -            -
 Capital in excess of par value. . . . . . .     20           19
 Retained earnings . . . . . . . . . . . . .    673          658
 Unrealized gain on marketable equity
  securities . . . . . . . . . . . . . . . .      7            3
 Less:  Treasury stock, at cost. . . . . . .   (80)         (73)
    Total Shareholders' Equity . . . . . . .    620          607

Total Liabilities and
 Shareholders' Equity. . . . . . . . . . . . $4,181       $3,835




   See notes to consolidated condensed financial statements.

                  MONTGOMERY WARD HOLDING CORP.
              CONSOLIDATED STATEMENT OF CASH FLOWS
                      (Millions of dollars)


                                               For the 26-Week
                                                 Period Ended
                                               July 2,   July 3,
                                                 1994     1993

Cash flows from operating activities:
 Net income  . . . . . . . . . . . . . . . . .$   38     $   37
 Adjustments to reconcile net income
  to net cash provided by operating
  activities:
    Depreciation and amortization. . . . . . .    51         50
    Deferred income taxes. . . . . . . . . . .   (4)        (9)
 Changes in operating assets and liabilities:
  (Increase) decrease in:
    Trade and other accounts receivable. . . .  (20)       (13)
    Accounts and notes receivable from
     affiliates. . . . . . . . . . . . . . . .  (15)          4
    Merchandise inventories. . . . . . . . . .  (35)       (86)
    Prepaid pension contribution . . . . . . .   (7)        (6)
    Other assets . . . . . . . . . . . . . . .  (21)       (26)
  Increase (decrease) in:
    Trade accounts payable . . . . . . . . . . (241)      (243)
    Federal income taxes payable, net. . . . .     8         10
    Accrued liabilities and other
     obligations . . . . . . . . . . . . . . . (120)       (56)
    Insurance policy claim reserves. . . . . .   (3)        (2)
     Net cash used in operations . . . . . . . (369)      (340)

Cash flows from investing activities:
 Acquisition of Lechmere, net of cash
  acquired . . . . . . . . . . . . . . . . . . (109)          -
 Purchase of short-term investments. . . . . . (130)      (112)
 Purchase of investments of insurance
  operations . . . . . . . . . . . . . . . . . (295)      (264)
 Sale of short-term investments. . . . . . . .   143        101
 Sale of investments of insurance
  operations . . . . . . . . . . . . . . . . .   298        265
 Capital expenditures. . . . . . . . . . . . .  (42)       (40)
 Disposition of properties, plants and
  equipment, net . . . . . . . . . . . . . . .     1          2
 Sale of assets held for disposition . . . . .     -          3
     Net cash used for
      investing activities . . . . . . . . . .$(134)     $ (45)


    See notes to consolidated condensed financial statements.

                  MONTGOMERY WARD HOLDING CORP.
               CONSOLIDATED STATEMENT OF CASH FLOWS
                      (Millions of dollars)


                                               For the 26-Week
                                                 Period Ended
                                               July 2,   July 3,
                                                 1994     1993
Cash flows from financing activities:
 Proceeds from short-term borrowings . . . . . $3,253    $3,371
 Payments on short-term borrowings . . . . . . (2,937)   (3,107)
 Proceeds from issuance of
  long-term debt . . . . . . . . . . . . . . .    166       100
 Payments of Montgomery Ward
  long-term debt . . . . . . . . . . . . . . .    (4)       (4)
 Payments of Lechmere
  long-term debt . . . . . . . . . . . . . . .   (88)         -
 Payments of obligations under
  capital leases . . . . . . . . . . . . . . .    (4)       (3)
 Proceeds from issuance of
  Common Stock . . . . . . . . . . . . . . . .      1         -
 Proceeds from issuance of
  Preferred Stock. . . . . . . . . . . . . . .     75         -
 Cash dividends paid . . . . . . . . . . . . .   (23)         -
 Purchase of treasury stock, at cost . . . . .    (4)       (6)
    Net cash provided by
     financing activities. . . . . . . . . . .    435       351

Decrease in cash and cash equivalents. . . . .   (68)      (34)
Cash and cash equivalents at
 beginning of period . . . . . . . . . . . . .     98        81

Cash and cash equivalents at
 end of period . . . . . . . . . . . . . . . . $   30    $   47

Supplemental disclosure of cash flow
 information:
  Cash paid during the period for:
    Income taxes . . . . . . . . . . . . . . . $   19    $   18
    Interest . . . . . . . . . . . . . . . . . $   24    $   18

Non-cash financing activity:
 Notes issued for purchase of
  Treasury stock . . . . . . . . . . . . . . . $    3    $    -

Non-cash investing activity:
 Change in unrealized gain on
  marketable equity securities . . . . . . . . $    4    $    -

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

  Effective January 2, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (FAS No. 115). Under FAS No. 115, all debt securities are classified as "available-for-sale" and are stated at fair market value with all changes in unrealized gains or losses included in Shareholder's Equity. The adoption of FAS No. 115 increased Investments of insurance operations by $17, Deferred income taxes by $6 and Unrealized gain on equity securities by $11 as of January 2, 1994 and had no impact on the results of operations of the Company.

2.  Net Income Per Common Share

 Net income per common share is computed as follows:

                                      13-Week Period Ended
                                           July 2, 1994
                                      Class A        Class B
 Earnings available for Common
  Shareholders . . . . . . . . . . .        $13          $14

 Weighted average number of common
  and common equivalent shares
  (stock options) outstanding. . . . 21,395,584   25,000,000

 Earnings per share. . . . . . . . .       $.62         $.53


                                      13-Week Period Ended
                                           July 3, 1993
                                      Class A        Class B
 Earnings available for
  Common Shareholders after
  deducting preferred stock
  dividend requirements. . . . . . .        $13          $14

 Weighted average number of common
  and common equivalent shares
  (stock options) outstanding. . . . 21,747,265   25,000,000

 Earnings per share. . . . . . . . .      $ .61        $ .56

                  MONTGOMERY WARD HOLDING CORP.
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
         (Millions of dollars, except per share amounts)


2.  Net Income Per Common Share (continued)

 Net income per common share is computed as follows:

                                      26-Week Period Ended
                                           July 2, 1994
                                      Class A        Class B


 Earnings available for Common
  Shareholders . . . . . . . . . . .        $18          $19

 Weighted average number of common
  and common equivalent shares
  (stock options) outstanding. . . . 21,514,129   25,000,000

 Earnings per share. . . . . . . . .       $.85         $.74



                                      26-Week Period Ended
                                           July 3, 1993
                                      Class A        Class B
 Earnings available for
  Common Shareholders. . . . . . . .        $18          $19

 Weighted average number of common
  and common equivalent shares
  (stock options) outstanding. . . . 22,109,940   25,000,000

 Earnings per share. . . . . . . . .       $.81         $.75



3.  Acquisition of Lechmere, Inc.

  Montgomery Ward acquired in a merger transaction all the stock of LMR Acquisition Corporation (LMR) which owns 100% of the stock of Lechmere, Inc. (Lechmere) on March 30, 1994. The aggregate purchase price was comprised of an estimated price of $113 and a contingent purchase price payable in 1995 of up to $20 in cash and the issuance of up to 400,000 shares of Class A Common Stock, Series 1 (or at the option of Montgomery Ward, up to 400,000 shares of Class A Common Stock, Series 3). The exact amount, if any, of the contingent price to be paid is dependent on Lechmere achieving or exceeding a specified gross margin amount during the period commencing February 27, 1994 and ending February 25, 1995.

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

  The preliminary allocation is summarized as follows:

    Inventory. . . . . . . . . . . . . . . . . . . . . . . . $140
    Properties, Plants and Equipment . . . . . . . . . . . .   60
    Goodwill . . . . . . . . . . . . . . . . . . . . . . . .  119
    Other Assets . . . . . . . . . . . . . . . . . . . . . .   21
    Due to Montgomery Ward . . . . . . . . . . . . . . . . . (88)
    Accounts Payable and Other Liabilities . . . . . . . . .(139)
                                                             $113

4.  Senior Preferred Stock

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


4.  Senior Preferred Stock (continued)

  The Company may, upon 10 days notice, redeem the Senior
Preferred Stock at a price of $100,000 per share. On or after April 28, 1999, upon four months written notice by the holders, the Company is required to redeem the Senior Preferred Stock at a price of $100,000 per share.


5.  Common Stock

  At the Company's annual meeting of stockholders on May 20, 1994, the stockholders of the Company approved an amendment to the Company's Certificate of Incorporation authorizing the issuance of 400,000 shares of Class A Common Stock, Series 3. None of the Series 3 Stock is presently issued or outstanding.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  The following discussion and analysis of results of operations for MW Holding compares the second quarter of 1994 to the second quarter of 1993, as well as the first six months of 1994 to the first six months of 1993. All dollar amounts referred to in this discussion are in millions, and all income and expense items are shown before income taxes, unless specifically stated otherwise.

  MW Holding's business is seasonal, with one-third of the sales traditionally occurring in the fourth quarter; accordingly, the results of operations for the quarter and the first six months are not necessarily indicative of the results for the entire year.


Results of Operations

Second Quarter 1994 Compared with Second Quarter 1994

  Net income for the second quarter of 1994 was $28, an increase of $1 from the prior year. Net income for the period included a loss from operations of Lechmere. In addition, the Company reported a favorable income tax adjustment of $3. Preferred stock dividend requirements were $1 for the second quarter due to the issuance of Senior Preferred Stock on April 27, 1994.

                  MONTGOMERY WARD HOLDING CORP.
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                      (Millions of dollars)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Second Quarter 1994 Compared with Second Quarter 1993 (continued)

  Consolidated total revenues (net sales and direct response marketing revenues, including insurance) were $1,633 compared with $1,383 in 1993. Net sales increased $236, or 18% of which $181 was attributable to Lechmere, which was acquired on March 30, 1994. Excluding Lechmere, net sales increased 4% while comparable store sales increased 3%. Apparel sales experienced an increase of only 1% due to the shift of pre-Easter sales to the first quarter of 1994. Hardlines sales increased 7% for the second quarter.

  Direct response marketing revenues increased $14, or 14%, to $113. The increase was primarily due to increased club membership levels. The acquisition of Smilesaver in April, 1994 accounted for an increase of $2 in dental club revenues.

  Gross margin (net sales less cost of goods sold) dollars, including Lechmere, were $337, an increase of $17, or 5%, from the second quarter of last year. The increase in gross margin was due to the sales increase ($68), offset by a decrease in the gross margin rate ($36), increased occupancy costs ($11) and increased buying and other costs ($4). The decrease in the gross margin rate was impacted by the lower margin rates of Lechmere and competitive pressures which continued into July. Benefits, losses and expenses of direct response operations of $84 increased by $11 over the second quarter of last year. The increase was primarily due to increased expenses as a result of increased Club memberships.

  Operating, selling, general and administrative expenses, including Lechmere, increased $21, or 7%, from the prior year. Excluding Lechmere's expenses, operating, selling, general and administrative costs decreased by $14. This decrease was due to decreased expenses as a result of a program to decrease advertising and other promotional costs of $15, decreased other operating and administrative expense of $1 and decreased payroll expense of $5. The decreases were partially offset by the impact of new store openings of $7.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)

Second Quarter 1994 Compared with Second Quarter 1993 (continued)

  Net interest expense increased $2, or 17%, from the prior year due to increased interest expense on borrowings under the Term Loan Agreement. Borrowings under the Term Loan Agreement were made in the First Quarter 1994 in connection with the acquisition of Lechmere and were outstanding for the entire second quarter of 1994.

First Six Months of 1994 Compared with First Six Months of 1993

  Consolidated net income was $38, an increase of $1 from the prior year. Net income for the period included a loss from operations of Lechmere. In addition, the Company reported a favorable income tax adjustment of $3. Preferred Stock dividend requirements were $1 for the first six months of 1994 due to the issuance of Senior Preferred Stock on April 27, 1994.

  Consolidated total revenues were $2,956 compared with $2,636 in 1993. Net sales increased $296, or 12% of which $181 was attributable to Lechmere, which was acquired on March 30, 1994. Excluding Lechmere, net sales increased $115 or 5%. Apparel sales and Hardlines sales experienced increases of 5% for the first six months. Sales on a comparable store basis, which reflects only the stores in operation for both the first six months of 1994 and 1993, increased 3%. Direct response marketing revenues increased $24, or 12%, to $220. The increase was primarily due to increased club membership levels. The acquisition of Smilesaver in April, 1994 accounted for an increase of $2 in dental club revenues.

  Gross margin dollars, including Lechmere, were $623, an increase of $19, or 3%, from the first six months of last year. The increase was due to the gross margin impact of the increase in sales ($89), offset by a decreased gross margin rate ($52), increased occupancy costs ($14), and increased buying office and other expenses ($4). As discussed previously, the decrease in the gross margin rate was impacted by the lower margin rates of Lechmere and competitive pressures. Benefits, losses and expenses of direct response operations increased $19, or 13% over the first six months of last year. The increase was primarily due to increased costs as a result of increased club memberships.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)

First Six Months of 1994 Compared with First Six Months of 1993
(continued)

  Operating, selling, general and administrative expenses, including Lechmere, increased $22, or 4%, from the prior year. Excluding Lechmere's expenses, operating, selling, general and administrative expenses decreased by $13. This decrease was due to decreased advertising and other promotional costs of $19, decreased payroll of $10 and decreased operating and other administrative expenses of $2. These decreases were partially offset by the impact of new store openings of $18.

  Net interest expense increased $4, or 19%, from the prior year due to increased interest expense on borrowings under the Note Purchase Agreements and Term Loan Agreement. The Note Purchase borrowings were outstanding for the entire first six months of 1994 as compared to a portion of the first six months of 1993. The borrowings under the Term Loan Agreement have been outstanding since the first quarter of 1994.


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

  During the first quarter of 1994, Montgomery Ward borrowed the entire $165 available under a Term Loan Agreement dated as of November 24, 1993 with various banks (Term Loan Agreement). Borrowings under the Term Loan Agreement are payable upon the fifth anniversary of the Term Loan Agreement and under the same interest rate options as the Restated Credit Agreement (as defined below). This loan was used to partially finance the acquisition of Lechmere as discussed below. As of July 2, 1994, $165 was outstanding under the Term Loan Agreement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Discussion of Financial Condition (continued)

  Montgomery Ward has entered into an Amended and Restated Credit Agreement dated as of September 22, 1992, as amended (Restated Credit Agreement) with various lenders. The Restated Credit Agreement, which expires September 23, 1996 provides for a revolving facility in the principal amount of $350. As of July 2, 1994, $216 is outstanding under the Restated Credit Agreement. Concurrently, Montgomery Ward also entered into a Short Term Credit Agreement dated as of September 22, 1992, as amended (Short Term Agreement) with various lenders. The Short Term Agreement, which expires September 22, 1994, provides for a revolving facility in the principal amount of $200. As of July 2, 1994, $100 is outstanding under the Short Term Agreement. Such borrowings have been used for working capital purposes and to partially finance the acquisition of Lechmere. The aforementioned borrowings are unsecured.

  The Restated Credit Agreement, the Short Term Agreement, the
Term Loan Agreement (collectively, the Agreements) and the Note Purchase Agreements impose various restrictions on Montgomery Ward, including the satisfaction of certain financial tests which include restrictions on payment of dividends. Under the terms of the Agreements, which are currently the most restrictive of the financing agreements as to dividends, distributions and redemptions, Montgomery Ward may not pay dividends or make any other distributions to the Company or redeem any common stock in excess of (1) $50 on a cumulative basis, plus (2) 50% of Consolidated Net Income of Montgomery Ward (as defined in the Agreements) after December 28, 1991, plus (3) $90, which represents a distribution made by Montgomery Ward for the purpose of redeeming the preferred stock of the Company on September 30, 1992, plus (4) capital contributions received by Montgomery Ward after December 28, 1991, plus (5) net proceeds received by Montgomery Ward from
(a) the issuance of capital stock including treasury stock but excluding Debt-like Preferred Stock (as defined in the Agreements), or (b) any indebtedness which is converted into shares of capital stock other than Debt-like Preferred Stock, after December 28, 1991, plus (6) an adjustment of $45 for 1994 through 1996, $30 in 1997 and $15 in 1998. The Montgomery Ward Preferred discussed previously constitutes Debt-like Preferred Stock for purposes of the dividend restrictions under the Agreements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Discussion of Financial Condition (continued)

  Montgomery Ward acquired in a merger transaction all the stock of LMR Acquisition Corporation (LMR) which owns 100% of the stock of Lechmere, Inc. (Lechmere) on March 30, 1994. The aggregate purchase price was comprised of an estimated price of $113 and a contingent purchase price payable in 1995 of up to $20 in cash and the issuance of up to 400,000 shares of Class A Common Stock, Series 1 (or at the option of Montgomery Ward, up to 400,000 shares of Class A Common Stock, Series 3). The exact amount, if any, of the contingent price to be paid is dependent on Lechmere achieving or exceeding a specified gross margin amount during the period commencing February 27, 1994 and ending February 25, 1995.

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

  Future cash needs are expected to be provided by ongoing operations, the sale of customer receivables to Montgomery Ward Credit Corporation, a subsidiary of GE Capital (Montgomery Ward Credit), pursuant to the Account Purchase Agreement with Montgomery Ward Credit, borrowings under the Restated Credit Agreement and the Short Term Agreement and the disposition of capital assets related to facility closings.

  Capital expenditures during the first six months of 1994 of $42 were primarily related to expenditures for opening one retail outlet and various merchandise fixture and presentation programs. Capital expenditures for the comparable 1993 period were $40.

  The Board of Directors declared a cash dividend of fifty cents per share for a total of $22 on May 20, 1994 to shareholders of record on June 15, 1994. This dividend was paid on June 23, 1994.

                   PART II - OTHER INFORMATION


Item 1. Legal Proceedings.

 None.

Item 2. Changes in Securities.

 A.  Senior Preferred Stock

        On April 27, 1994, the Company's Certificate of Incorporation was amended to authorize the issuance of a new series of senior preferred stock (the "Senior Preferred Stock"). On that date, the Company issued all of the 750 shares of Senior Preferred Stock authorized by the Certificate of Incorporation to General Electric Capital Corporation in exchange for $74,812,500 in cash.

        Except as required by law, holders of Senior Preferred Stock will not have any voting rights, other than the right to elect one director to be an additional member of the Company's Board of Directors (a) during the period following a default in the payment of accrued dividends on the Senior Preferred Stock for four consecutive quarters until such accrued dividends shall have been paid in full and (b) during the period following any failure to make a mandatory redemption of Senior Preferred Stock (as described below) until such failure shall have been cured.

        Holders of Senior Preferred Stock are entitled to receive, before any dividends may be declared and paid upon or set aside for Common Stock of the Company, cumulative cash dividends of $4,850 per share per annum, in equal quarterly payments on the last business day of March, June, September and December. Dividend payments with respect to the Senior Preferred Stock may be made only in cash. No dividends may be declared or paid on the Senior Preferred Stock when such declaration or payment would constitute a default under any agreements governing indebtedness for borrowed money of the Company and its direct and indirect subsidiaries ("Agreements").

        The Company may, upon ten business days notice to the holders thereof, at any time redeem the whole or any part of the Senior Preferred Stock at a price of $100,000 per share plus unpaid accrued dividends thereon. No such redemption may be made when such redemption would constitute a default under any Agreements.

 A.  Senior Preferred Stock (continued)

        On or after April 28, 1999, the Company is required to redeem from time to time all or any portion of the Senior Preferred Stock at a redemption price of $100,000 per share plus unpaid accrued dividends thereon, upon four months written notice by the holders of a majority of the Senior Preferred Stock then outstanding. No such redemption may be made when such redemption would constitute a default under any of the Agreements.

        Upon any liquidation, dissolution or winding up of the Company, the holders of Senior Preferred Stock shall be entitled to be paid, before any distributions or payment is made to any holder of Common Stock of the Company, an amount in cash equal to $100,000 per share plus unpaid accrued dividends thereon.

 B.  Class A Common Stock, Series 3

        At the Company's annual meeting of stockholders on May 20, 1994, the stockholders of the Company approved an amendment to the Company's Certificate of Incorporation authorizing the issuance of 400,000 shares of Class A Common Stock, Series 3 ("Series 3 Stock"). None of the Series 3 Stock is presently issued or outstanding.

        Series 3 Stock will have the same dividend and liquidation rights as Class A Common Stock, Series 1 and Class A Common Stock, Series 2. That is, the portion of dividends and liquidation amounts which is payable to the holders of Class A Common Stock shall be allocated among such holders in proportion to their respective holdings of shares of Class A Common Stock, without distinction as to series.

        Specifically, the amendment to the Certificate of Incorporation provides that dividend and liquidation rights for shares of Class A Common Stock is to be determined as follows:

        (A) The term "Class A Amount," as used below with respect to a determination of dividends, shall mean the number equal to the lesser of 25,000,000 (the "Series 1 Amount") or the aggregate number of outstanding shares of all series of Class A Common Stock (the "Outstanding Amount") as of the date of determination.

 B.  Class A Common Stock, Series 3 (continued)

        (B) The portion of such dividends or proceeds which is payable to the holders of Class A Common Stock, as a class, and without distinction as to series, at any time when the Outstanding Amount does not exceed the Series 1 Amount, shall be the amount which bears the same ratio to the total amount of such dividends or proceeds as the Class A Amount bears to the sum of (A) the Class A Amount, plus (B) the number of shares of Class B Common Stock outstanding as of the date of the determination; and such portion of such dividends which is payable to the holders of the Class A Common Stock shall be allocated among such holders in proportion to their respective holdings of shares of Class A Common Stock, without distinction as to series;

        (C) The portion of such dividends or proceeds which is payable to the holders of Class A Common Stock, as a class, and without distinction as to series, at any time when the Outstanding Amount exceeds the Series 1 Amount (but the Outstanding Amount less the number of shares of Series 3 Stock outstanding (such difference being the "non-Series 3 Outstanding Amount") does not exceed the Series 1 Amount), shall be the product of the amount which would be payable to holders of Class A Common Stock if the immediately preceding paragraph (B) were applicable and the Class A Amount were equal to the Series 1 Amount multiplied by a fraction, the numerator of which is the Outstanding Amount and the denominator of which is the sum of the Series 1 Amount plus fifty percent (50%) of the excess of the Outstanding Amount over the Series 1 Amount; and such portion of such dividends or proceeds which is payable to the holders of Class A Common Stock shall be allocated among such holders in proportion to their respective holdings of shares of Class A Common Stock, without distinction as to series;

        (D) The portion of such dividends or proceeds which is payable to the holders of Class A Common Stock, as a class, and without distinction as to series, at any time when the Outstanding Amount exceeds the Series 1 Amount (and paragraph
     (C) immediately preceding is not applicable), shall be the product of (x) the amount which would be payable to holders of Class A Common Stock if paragraph (B) above were applicable and the Class A Amount were equal to the Series 1 Amount, multiplied by (y) a fraction, the numerator of which is the Non-Series 3 outstanding Amount and the denominator of which is the sum of the Series 1 Amount plus eighty-one point five percent (81.5%) of the excess of the Non-Series 3

 B.  Class A Common Stock, Series 3 (continued)

     Outstanding Amount over the Series 1 Amount, and multiplied by (z) a fraction, the numerator of which is the Outstanding Amount and the denominator of which is the sum of the Non-Series 3 Outstanding Amount plus fifty percent (50%) of the number of shares of Series 3 Stock outstanding at such time; and such portion of such dividends or proceeds which is payable to the holders of Class A Common Stock shall be allocated among such holders in proportion to their respective holdings of shares of Class A Common Stock, without distinction as to series; and

        (E) the portion of such dividends or proceeds which is payable to the holders of Class B Common Stock shall be the portion of the total amount of such dividends or proceeds that is not payable to the holders of Class A Common Stock in accordance with the foregoing, and such portion of such dividends or proceeds which is payable to the holders of Class B Common Stock shall be allocated among such holders in proportion to their respective holdings of shares of Class B Common Stock.

        All series of Class A Common Stock have the same general voting rights, which were not affected by the amendment to the Certificate of Incorporation.


Item 3. Defaults Upon Senior Securities.

 None.


Item 4. Submission of Matters to a Vote of Security Holders.

 A.  Unanimous Consent of Stockholders dated April 27, 1994

        By unanimous written consent, in lieu of a special meeting, on April 27, 1994, the stockholders of the Company authorized a Certificate of Amendment to the Company's Certificate of Incorporation authorizing the issuance of a new series of Senior Preferred Stock of the Company. See Item 2 for a description of the terms of the Senior Preferred Stock.

Item 4. Submission of Matters to a Vote of Security Holders.
(continued)

 B.  Annual Meeting of Stockholders on May 20, 1994

        On May 20, 1994, the Company held its annual meeting of stockholders. At the meeting, the following matters were submitted to a vote of the stockholders, who, in each case, approved the proposals unanimously with all shares represented in person or by proxy:

        1) the proposal to elect Bernard F. Brennan, Richard
     Bergel, Bernard W. Andrews, Spencer H. Heine, Myron
     Lieberman, Silas S. Cathcart, David D. Ekedahl, Denis J.
     Nayden and James A. Parke as directors of the Company for the 1994 fiscal year;

        2) the proposal to approve an amendment and restatement of the Company's Certificate of Incorporation to (a) eliminate references to certain preferred stock of the Company no longer outstanding, (b) eliminate a provision with respect to compromise of creditors' claims, (c) authorize the issuance of shares of Class A Common Stock, Series 3 (see Item 2 above) and (d) implement changes to correct and update the Certificate of Incorporation to reflect prior events and to reflect conditions as were then in place, including, without limitation, addition of certain defined terms and cross-references;

        3) the proposal to approve an amendment and restatement of the Stockholders' Agreement dated as of June 17, 1988 to (a) eliminate references to certain preferred stock of the Company no longer outstanding, (b) permit the extension of certain option periods intended to permit repurchases of shares without recapture of profits under Section 16(b) of the Securities Exchange Act of 1934, as amended, (c) reflect the likelihood that most future parties to the Stockholders' Agreement will purchase Class A Common Stock in a registered offering, (d) reflect the authorization of shares of Class A Common Stock, Series 3 (see Item 2 above) and (e) implement changes to correct and update the Stockholders' Agreement to reflect prior events and to reflect conditions as were then in place, including, without limitation, addition of certain defined terms and cross-references;

Item 4. Submission of Matters to a Vote of Security Holders.
(continued)

 B.  Annual Meeting of Stockholders on May 20, 1994 (continued)

        4) the proposal to approve an amendment and restatement of the Montgomery Ward & Co., Incorporated Stock Ownership Plan Terms and Conditions to (a) eliminate references to certain preferred stock of the Company no longer outstanding, (b) permit the extension of certain option periods intended to permit repurchases of shares without recapture of profits under Section 16(b) of the Securities Exchange Act of 1934, as amended, (c) reflect the likelihood that most future parties to the Terms and Conditions will purchase Class A Common Stock in a registered offering, (d) reflect the authorization of shares of Class A Common Stock, Series 3 (see Item 2 above) and (e) implement changes to correct and update the Terms and Conditions to reflect prior events and to reflect conditions as were then in place, including, without limitation, addition of certain defined terms and cross-references;

        5) the proposal to approve amendments to the Montgomery Ward & Co., Incorporated Stock Ownership Plan to (a) permit directors of and advisors and consultants to the Company and its subsidiaries and affiliates to participate in the Stock Ownership Plan, (b) limit the number of Class A Shares available to any participant under the Stock Ownership Plan to 1,000,000 Class A shares, as adjusted, and (c) clarify certain provisions of the Stock Ownership Plan;

        6) the proposal to approve the Senior Executive Performance Management Program which provides awards to senior executives of the Company and its subsidiaries based on the achievement by the Company and its subsidiaries of certain financial goals;

        7) the proposal to approve the Executive Long-Term
     Incentive Plan, which provides awards to senior executives of the Company and its subsidiaries based on the achievement by the Company and its subsidiaries of certain financial targets on a rolling three-year basis.


Item 5. Other Information.

 None.

Item 6. Exhibits and Reports on Form 8-K.

 2.(i)(A)(1)       First Amendment to Agreement and Plan of Merger
                   dated June 15, 1994, by and among Montgomery
                   Ward & Co., Incorporated, LMR Acquisition
                   Corporation, and the Stockholders' Committee.

 3.2(ii)           Certificate of Amendment to Certificate of
                   Incorporation, filed April 27, 1994,
                   incorporated by reference to Exhibit 3.2(ii) of the Company's Registration Statement on Form
                   S-1 (Registration No. 33-33252).

 3.2(iii)          Third Restated Certificate of Incorporation of
                   Registrant, filed June 28, 1994, incorporated by reference to Exhibit 3.2(iii) of the Company's Registration Statement on Form S-1
                   (Registration No. 33-33252).

 3.3(i) Amended and Restated By-laws of the Registrant, dated April 15, 1994, incorporated by reference to Exhibit 3.3(i) of the Company's Registration Statement on Form S-1 (Registration No. 33-33252).

 10.(i)(A)(v)      Montgomery Ward & Co., Incorporated Stock
                   Ownership Plan Terms and Conditions, as amended and restated May 20, 1994, incorporated by reference to Exhibit 10.(iv)(A)(v) of the Company's Registration Statement on Form S-1
                   (Registration 33-33252).

 10.(ii)(I)        Tenth Amendment to Account Purchase Agreement
                   dated June 16, 1994, by and between Montgomery
                   Ward Credit Corporation and Montgomery Ward &
                   Co., Incorporated, incorporated by reference to
                   Exhibit 10.(ii)(B)(11) of the Company's
                   Registration Statement on Form S-1
                   (Registration No. 33-33252).

 10.(ii)(J)        Second Amendment dated June 16, 1994 to
                   Signature Credit Agreement by and among
                   Signature Financial/Marketing, Inc., Montgomery
                   Ward & Co., Incorporated and Montgomery Ward
                   Credit Corporation, incorporated by reference to Exhibit 10.(ii)(C)(2) of the Company's
                   Registration Statement on Form S-1
                   (Registration No. 33-33252).

Item 6. Exhibits and Reports on Form 8-K.

 10.(iv)(A)(1)     Montgomery Ward & Co., Incorporated Stock
                   Ownership Plan, as amended and restated May 20, 1994, incorporated by reference to Exhibit
                   10.(iv)(A)(ii)(a) of the Company's Registration
                   Statement on Form S-1 (Registration No. 33-
                   33252).

 10.(iv)(H)        Montgomery Ward & Co., Incorporated Executive
                   Long-Term Incentive Plan, incorporated by reference to Exhibit 10.(iv)(B)(1) of the Company's Registration Statement on Form S-1
                   (Registration No. 33-33252).

 10.(iv)(I)        Montgomery Ward & Co., Incorporated Senior
                   Executive Performance Management Program, incorporated by reference to Exhibit
                   10.(iv)(C)(i) of the Company's Registration
                   Statement on Form S-1 (Registration No. 33-
                   33252).

 10.(xi)(A)        Employment Agreement dated March 1, 1994
                   between Montgomery Ward & Co., Incorporated and
                   Richard Bergel, incorporated by reference to
                   Exhibit 10.(xi)(A) of the Company's
                   Registration Statement on Form S-1
                   (Registration No. 33-33252).

                            SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


REGISTRANT          MONTGOMERY WARD HOLDING CORP.


BY                  JOHN L. WORKMAN
NAME AND TITLE      John L. Workman, Executive Vice President,
                    Chief Financial Officer and Assistant Secretary
DATE                August 16, 1994





                          EXHIBIT INDEX

EXHIBIT                                 SUBMISSION MEDIA
- -------                                 ----------------
2.(i)(A)(1)    First Amendment to
               Agreement and Plan of
               Merger dated June 15,
               1994, by and among
               Montgomery Ward & Co.,
               Incorporated, LMR
               Acquisition Corporation,
               and the Stockholders'
               Committee.

3.2(ii)        Certificate of Amend-    Incorporated by
               ment to Certificate of   reference to Exhibit
               Incorporation, filed     3.2(ii) of the
               April 27, 1994.          Company's Registration
                                        Statement on Form S-1
                                        (Registration No.
                                        33-33252).

3.2(iii)       Third Restated           Incorporated by
               Certificate of Incor-    reference to Exhibit
               portion of Registrant,   3.2(iii) of the
               filed June 28, 1994.     Company's Registration
                                        Statement on Form S-1
                                        (Registration No.
                                        33-33252).

3.3(i)         Amended and Restated     Incorporated by
               By-laws of the Regis-    reference to Exhibit
               trant, dated April 15,   3.3(i) of the Company's
               1994.                    Registration Statement
                                        on Form S-1 (Registration
                                        No. 33-33252).

10.(i)(A)(v)   Montgomery Ward & Co.,   Incorporated by
               Incorporated Stock       reference to Exhibit
               Ownership Plan Terms     10.(iv)(A)(v) of the
               and Conditions, as       Company's Registration
               amended and restated     Statement on Form S-1
               May 20, 1994.            (Registration No.
                                        33-33252).


                          EXHIBIT INDEX

EXHIBIT                                 SUBMISSION MEDIA
- -------                                 ----------------

10.(ii)(I)     Tenth Amendment to       Incorporated by
               Account Purchase         reference to Exhibit
               Agreement dated          10.(ii)(B)(11) of the
               June 16, 1994, by and    Company's Registration
               between Montgomery       Statement on Form S-1
               Ward Credit Corpora-     (Registration No.
               tion and Montgomery      33-33252).
               Ward & Co., Incor-
               porated.

10.(ii)(J)     Second Amendment         Incorporated by
               dated June 16, 1994      reference to Exhibit
               to Signature Credit      10.(ii)(C)(2) of the
               Agreement by and         Company's Registration
               among Signature          Statement on Form S-1
               Financial/Marketing,     (Registration No.
               Inc., Montgomery Ward    33-33252).
               & Co., Incorporated
               and Montgomery Ward
               Credit Corporation.

10.(iv)(A)(1)  Montgomery Ward & Co.,   Incorporated by
               Incorporated Stock       reference to Exhibit
               Ownership Plan, as       10.(iv)(A)(ii)(a) of
               amended and restated     the Company's Registra-
               May 20, 1994.            tion Statement on
                                        Form S-1 (Registration
                                        No. 33-33252).

10.(iv)(H)     Montgomery Ward & Co.,   Incorporated by
               Incorporated Executive   reference to Exhibit
               Long-Term Incentive      10.(iv)(B)(1) of the
               Plan.                    Company's Registration
                                        Statement on Form S-1
                                        (Registration No.
                                        33-33252).

10.(iv)(I)     Montgomery Ward & Co.,   Incorporated by
               Incorporated Senior      reference to Exhibit
               Executive Performance    10.(iv)(C)(i) of the
               Management Program.      Company's Registration
                                        Statement on Form S-1
                                        (Registration No.
                                        33-33252).

                          EXHIBIT INDEX

EXHIBIT                                 SUBMISSION MEDIA
- -------                                 ----------------

10.(xi)(A)     Employment Agreement     Incorporated by
               dated March 1, 1994      reference to Exhibit
               between Montgomery       10.(xi)(A) of the
               Ward & Co., Incor-       Company's Registration
               porated and Richard      Statement on Form S-1
               Bergel.                  (Registration No.
                                        33-33252).


