Form 10-Q
period 1994-10-01
MONTGOMERY WARD HOLDING CORP
filed 1994-11-15
CIK 836974

SECURITIES AND EXCHANGE COMMISSION
                  WASHINGTON, D.C.  20549-1004


                            FORM 10-Q


          Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934


  For the Quarterly Period Ended         Commission File
      October 1, 1994                      No. 0-17540



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

 At October 29, 1994, there were 19,480,533 shares of Class A
Common Stock and 25,000,000 shares of Class B Common Stock of the
Registrant outstanding.


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

                                             For the 13-Week
                                              Period Ended
                                         October 1,  October 2,
                                           1994         1993

Revenues
 Net sales, including leased and
  licensed department sales. . . . . . . $1,574     $  1,327
 Direct response marketing revenues,
  including insurance. . . . . . . . . .    119          102
    Total Revenues . . . . . . . . . . .  1,693        1,429

Costs and Expenses
 Cost of goods sold, including net
  occupancy and buying expense . . . . .  1,234        1,009
 Operating, selling, general and
  administrative expenses, including
  benefits and losses of direct
  response operations. . . . . . . . . .    420          383
 Interest expense, net of investment
  income . . . . . . . . . . . . . . . .     16           13
    Total Costs and Expenses . . . . . .  1,670        1,405

Income Before Income Taxes . . . . . . .     23           24
Income Tax Expense . . . . . . . . . . .      8           10

Net Income . . . . . . . . . . . . . . .     15           14
Preferred Stock Dividend Requirements. .      1            -

Net Income Applicable to
 Common Shareholders . . . . . . . . . . $   14       $   14



Net Income per Common Share
 Class A . . . . . . . . . . . . . . . . $  .33        $ .33
 Class B . . . . . . . . . . . . . . . . $  .29        $ .29

Cash Dividends Declared Per Common Share
 Class A . . . . . . . . . . . . . . . . $    -        $ .50
 Class B . . . . . . . . . . . . . . . . $    -        $ .50










    See notes to consolidated condensed financial statements.

                  MONTGOMERY WARD HOLDING CORP.
                CONSOLIDATED STATEMENT OF INCOME
         (Millions of dollars, except per share amounts)

                                             For the 39-Week
                                              Period Ended
                                         October 1,  October 2,
                                           1994         1993
Revenues
 Net sales, including leased and
  licensed department sales. . . . . . . $4,310      $ 3,770
 Direct response marketing revenues,
  including insurance. . . . . . . . . .    339          298
    Total Revenues . . . . . . . . . . .  4,649        4,068

Costs and Expenses
 Cost of goods sold, including net
  occupancy and buying expense . . . . .  3,347        2,845
 Operating, selling, general and
  administrative expenses, including
  benefits and losses of direct
  response operations. . . . . . . . . .  1,182        1,107
 Interest expense, net of investment
  income . . . . . . . . . . . . . . . .     41           34
    Total Costs and Expenses . . . . . .  4,570        3,986

Income Before Income Taxes . . . . . . .     79           82
Income Tax Expense . . . . . . . . . . .     26           31

Net Income . . . . . . . . . . . . . . .     53           51
Preferred Stock Dividend Requirements. .      2            -

Net Income Applicable to
 Common Shareholders . . . . . . . . . . $   51       $   51

Net Income per Common Share
 Class A . . . . . . . . . . . . . . . . $ 1.18        $1.16
 Class B . . . . . . . . . . . . . . . . $ 1.02        $1.03

Cash Dividends Declared Per Common Share
 Class A . . . . . . . . . . . . . . . . $  .50        $ .50
 Class B . . . . . . . . . . . . . . . . $  .50        $ .50













    See notes to consolidated condensed financial statements.

                  MONTGOMERY WARD HOLDING CORP.
              CONSOLIDATED CONDENSED BALANCE SHEET
                      (Millions of dollars)

                             ASSETS
                                      October 1,   January 1,
                                         1994        1994

Cash and cash equivalents  . . . . . . $   37       $   98
Short-term investments . . . . . . . .     25           19
Investments of insurance operations. .    305          296
    Total Cash and Investments . . . .    367          413

Trade and other accounts receivable. .     94           62
Accounts and notes receivable
 from affiliates . . . . . . . . . . .     14            4
    Total Receivables. . . . . . . . .    108           66

Merchandise inventories. . . . . . . .  1,630        1,242
Prepaid pension contribution . . . . .    321          310
Properties, plants and equipment,
 net of accumulated depreciation
 and amortization. . . . . . . . . . .  1,367        1,263
Direct response insurance
 acquisition costs . . . . . . . . . .    312          295
Other assets . . . . . . . . . . . . .    383          246
Total Assets . . . . . . . . . . . . . $4,488       $3,835


              LIABILITIES AND SHAREHOLDERS' EQUITY

Short-term borrowings. . . . . . . . . $  562       $    -
Trade accounts payable . . . . . . . .  1,410        1,358
Accrued liabilities and other
 obligations . . . . . . . . . . . . .  1,134        1,197
Federal income taxes payable . . . . .      3            7
Insurance policy claim reserves. . . .    236          237
Long-term debt . . . . . . . . . . . .    233          213
Obligations under capital leases . . .     83           89
Deferred federal income taxes. . . . .    120          127
    Total Liabilities. . . . . . . . .  3,781        3,228

Redeemable Preferred Stock . . . . . .     75            -

Shareholders' Equity
 Common stock. . . . . . . . . . . . .      -            -
 Capital in excess of par value. . . .     21           19
 Retained earnings . . . . . . . . . .    687          658
 Unrealized gain on marketable
  securities . . . . . . . . . . . . .      5            3
 Less:  Treasury stock, at cost. . . .   (81)         (73)
    Total Shareholders' Equity . . . .    632          607

Total Liabilities and
 Shareholders' Equity. . . . . . . . . $4,488       $3,835

   See notes to consolidated condensed financial statements.

                  MONTGOMERY WARD HOLDING CORP.
              CONSOLIDATED STATEMENT OF CASH FLOWS
                      (Millions of dollars)

                                             For the 39-Week
                                              Period Ended
                                         October 1,  October 2,
                                           1994         1993
Cash flows from operating activities:
 Net income. . . . . . . . . . . . . . . $   53      $    51
 Adjustments to reconcile net income
  to net cash provided by operating
  activities:
    Depreciation and amortization. . . .     78           74
    Deferred income taxes. . . . . . . .     10           11
 Changes in operating assets and
  liabilities:
    (Increase) decrease in:
     Trade and other accounts
      receivable . . . . . . . . . . . .   (20)         (14)
     Accounts and notes receivable
      from affiliates. . . . . . . . . .   (10)            1
     Merchandise inventories . . . . . .  (248)        (254)
     Prepaid pension contribution. . . .   (11)         (10)
     Other assets. . . . . . . . . . . .   (43)         (38)
    Increase (decrease) in:
     Trade accounts payable. . . . . . .   (17)         (78)
     Federal income taxes payable, net .    (4)          (4)
     Accrued liabilities and other
      obligations. . . . . . . . . . . .  (125)         (81)
     Insurance policy claim reserves . .    (1)          (2)
        Net cash used in operations. . .  (338)        (344)

Cash flows from investing activities:
 Acquisition of Lechmere, net of
  cash acquired. . . . . . . . . . . . .  (109)            -
 Purchase of short-term investments. . .  (183)        (170)
 Purchase of investments of insurance
  operations . . . . . . . . . . . . . .  (476)        (455)
 Sale of short-term investments. . . . .    177          165
 Sale of investments of insurance
  operations . . . . . . . . . . . . . .    470          450
 Capital expenditures. . . . . . . . . .  (114)         (93)
 Disposition of properties, plants and
  equipment, net . . . . . . . . . . . .      1            3
 Sale of assets held for disposition . .      1            3
        Net cash used for
          investing activities . . . . . $(233)       $ (97)

    See notes to consolidated condensed financial statements.

                  MONTGOMERY WARD HOLDING CORP.
               CONSOLIDATED STATEMENT OF CASH FLOWS
                      (Millions of dollars)
                                             For the 39-Week
                                              Period Ended
                                         October 1,  October 2,
                                           1994         1993
Cash flows from financing activities:
 Proceeds from short-term
  borrowings . . . . . . . . . . . . . . $6,255      $ 5,346
 Payments of short-term
  borrowings . . . . . . . . . . . . . .(5,693)      (5,020)
 Proceeds from issuance of
  long-term debt . . . . . . . . . . . .    166          100
 Payments of Montgomery Ward
  long-term debt . . . . . . . . . . . .  (172)          (7)
 Payments of Lechmere long-term debt . .   (88)            -
 Payments of obligations under
  capital leases . . . . . . . . . . . .    (6)          (5)
 Cash dividends paid . . . . . . . . . .   (24)         (23)
 Proceeds from issuance of
  Common Stock . . . . . . . . . . . . .      2            -
 Proceeds from issuance of
  Preferred Stock. . . . . . . . . . . .     75            -
 Purchase of treasury stock,
  at cost. . . . . . . . . . . . . . . .    (5)          (6)
    Net cash provided by
     financing activities. . . . . . . .    510          385

Decrease in cash and cash
 equivalents . . . . . . . . . . . . . .   (61)         (56)
Cash and cash equivalents at
 beginning of period . . . . . . . . . .     98           81

Cash and cash equivalents at
 end of period . . . . . . . . . . . . . $   37       $   25

Supplemental disclosure of cash flow
 information:
  Cash paid during the period for:
    Income taxes . . . . . . . . . . . . $   25       $   42
    Interest . . . . . . . . . . . . . . $   40       $   46

Non-cash financing activity:
 Notes issued for purchase of
  Treasury Stock . . . . . . . . . . . . $    3        $   -
Non-cash investing activity:
 Change in unrealized gain on
  marketable securities. . . . . . . . . $    2        $   -
 Like-kind exchange of assets. . . . . . $    4        $   -

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

  Effective January 2, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (FAS No. 115). Under FAS No. 115, all debt securities are classified as "available-for-sale" and are stated at fair market value with all changes in unrealized gains or losses included in Shareholder's Equity. The adoption of FAS No. 115 increased Investments of insurance operations by $17, Deferred income taxes by $6 and Unrealized gain on marketable securities by $11 as of January 2, 1994 and had no impact on the results of operations of the Company.

2.  Net Income Per Common Share

  Net income per common share is computed as follows:

                                     13-Week Period Ended
                                        October 1, 1994
                                  Class A           Class B
 Earnings applicable to
  Common Shareholders after
  deducting preferred stock
  dividend requirements. . . . . . .        $ 7          $ 7

 Weighted average number of common
  and common equivalent shares
  (stock options) outstanding. . . . 21,309,266   25,000,000

 Earnings per share. . . . . . . . .      $ .33        $ .29


                                     13-Week Period Ended
                                        October 2, 1993
                                  Class A            Class B
 Earnings applicable to Common
  Shareholders . . . . . . . . . . .        $ 7          $ 7

 Weighted average number of common
  and common equivalent shares
  (stock options) outstanding. . . . 21,617,783   25,000,000

 Earnings per share. . . . . . . . .      $ .33        $ .29

                  MONTGOMERY WARD HOLDING CORP.
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
         (Millions of dollars, except per share amounts)


2.  Net Income Per Common Share (continued)

 Net income per common share is computed as follows:

                                         39-Week Period Ended
                                           October 1, 1994
                                      Class A        Class B


 Earnings applicable to Common
  Shareholders after deducting
  preferred stock dividend
  requirements . . . . . . . . . . .        $25          $26

 Weighted average number of common
  and common equivalent shares
  (stock options) outstanding. . . . 21,459,648   25,000,000

 Earnings per share. . . . . . . . .      $1.18        $1.02



                                         39-Week Period Ended
                                           October 2, 1993
                                      Class A        Class B
 Earnings applicable to
  Common Shareholders. . . . . . . .        $25          $26

 Weighted average number of common
  and common equivalent shares
  (stock options) outstanding. . . . 21,945,869   25,000,000

 Earnings per share. . . . . . . . .      $1.16        $1.03

                  MONTGOMERY WARD HOLDING CORP.
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                      (Millions of dollars)


3.  Debt Agreements

  Montgomery Ward entered into a Long Term Credit Agreement (Long Term Agreement) dated as of September 15, 1994 with various lenders. The Long Term Agreement, which expires on September 15, 1999, provides for a revolving facility in the principal amount of $603. Montgomery Ward also entered into a Short Term Credit Agreement (Short Term Agreement) dated as of September 15, 1994 with various lenders. The Short Term Agreement, which expires on September 14, 1995, provides for a revolving facility in the principal amount of $297. On September 15, 1994 all borrowings outstanding under the Amended and Restated Credit Agreement, the Short Term Credit Agreement and the Term Loan Agreement were repaid and the agreements were terminated.

  The Long Term Agreement, the Short Term Agreement (collectively, the Agreements) and the Note Purchase Agreements impose various restrictions on Montgomery Ward, including the satisfaction of certain financial tests which include restrictions on payments of dividends. Under the terms of the Long Term Agreement and the Short Term Agreement which are currently the most restrictive of the financing agreements as to dividends, distributions and redemptions, Montgomery Ward may not pay dividends or make any other distributions to the Company or redeem any common stock of Montgomery Ward in excess of (1) $63 on a cumulative basis, plus
(2) 50% of Consolidated Net Income of Montgomery Ward (as defined in the Agreements) after January 1, 1994, plus (3) any repayment of any loan or advance to the Company received after January 1, 1994, plus (4) capital contributions received by Montgomery Ward after January 1, 1994, plus (5) net proceeds received by Montgomery Ward from (a) the issuance of capital stock including treasury stock but excluding Debt-Like Preferred Stock (as defined in the Agreements), or (b) any indebtedness which is converted into shares of capital stock other than Debt-Like Preferred Stock of Montgomery Ward or the Company, after January 1, 1994, plus (6) an adjustment of $45 for 1994 through 1996, $30 in 1997 and $15 in 1998. The Montgomery Ward Preferred discussed in Note 5 constitutes Debt-Like Preferred Stock for purposes of dividend restrictions under the Agreements. To date, Montgomery Ward has been in compliance with all such financial tests.

                  MONTGOMERY WARD HOLDING CORP.
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                      (Millions of dollars)


4.  Acquisition of Lechmere, Inc.

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

  The preliminary allocation is summarized as follows:

    Inventory. . . . . . . . . . . . . . . . . . . $140
    Properties, Plants & Equipment . . . . . . . .   60
    Goodwill . . . . . . . . . . . . . . . . . . .  119
    Other Assets . . . . . . . . . . . . . . . . .   21
    Due to Montgomery Ward . . . . . . . . . . . .  (88)
    Accounts Payable and Other Liabilities . . . . (139)
                                                   $113

                  MONTGOMERY WARD HOLDING CORP.
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
         (Millions of dollars, except per share amounts)


5.  Senior Preferred Stock

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


6.  Common Stock

  At the Company's annual meeting of stockholders on May 20, 1994, the stockholders of the Company approved an amendment to the Company's Certificate of Incorporation authorizing the issuance of 400,000 shares of Class A Common Stock, Series 3, $.01 par value. None of the Series 3 Stock is presently issued or outstanding.

  Subsequent to quarter end, the shareholders granted approval for the authorization of an additional 2,000,000 shares of Class A Common Stock, Series 3. The shareholders also approved an amendment to the Montgomery Ward & Co., Incorporated Stock Ownership Plan (the Plan) to increase the number of Class A shares allocated to the Plan to include the 2,000,000 Series 3 shares.


7.  Benefits and Losses

  Included with operating, selling, general and administrative expenses are the following benefits and losses related to direct response marketing operations:

        13-Week Period Ended          39-Week Period Ended
        October 1,  October 2,        October 1,  October 2,
           1994        1993              1994        1993

           $26         $24               $78         $70

                  MONTGOMERY WARD HOLDING CORP.
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                      (Millions of dollars)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

  The following discussion and analysis of results of operations for MW Holding compares the third quarter of 1994 to the third quarter of 1993, as well as the first nine months of 1994 to the first nine months of 1993. All dollar amounts referred to in this discussion are in millions, and all income and expense items are shown before income taxes, unless specifically stated otherwise.

  MW Holding's business is seasonal, with one-third of the sales traditionally occurring in the fourth quarter; accordingly, the results of operations for the quarter and the first nine months are not necessarily indicative of the results for the entire year.


Results of Operations

Third Quarter 1994 Compared with Third Quarter 1993

  Consolidated net income increased $1, or 7% from the prior year. Consolidated net income applicable to common shareholders for the third quarter of 1994 was $14, which was even with the prior year.

  Consolidated total revenues (net sales and direct response marketing revenues, including insurance) were $1,693 compared with $1,429 in 1993. Net sales increased $247, or 19% of which $193 was attributable to Lechmere, which was acquired on March 30, 1994. Apparel reported sales increases of 4% and Hardlines sales increased 5% over the third quarter of 1993. Sales on a comparable store basis, which reflects only the stores in operation for both the third quarter of 1994 and 1993, increased 3%. Montgomery Ward opened three "Electric Avenue & More" stores at the end of the third quarter. This new specialty power format combines appliances/electronics (Electric Avenue), furniture (Rooms & More) and fine jewelry (Gold 'N Gems). The stores, which include an expanded assortment, contain Montgomery Ward's and Lechmere's most successful merchandise categories in a format designed for mid-sized markets.

  Direct response marketing revenues increased $17, or 17%, to $119. The increase was primarily due to increased club membership levels.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)

Third Quarter 1994 Compared with Third Quarter 1993 (continued)

  Gross margin (net sales less cost of goods sold) dollars, including Lechmere, were $340, an increase of $22, or 7%, from the third quarter of last year. This increase was due to the gross margin impact of the increased sales ($71), partially offset by the decrease in the margin rate on sales ($36) and increased occupancy costs ($13) related to new store openings. The decrease in the margin rate was impacted by the lower margin rates of Lechmere (which has a heavier emphasis in appliances and electronics and the lower margin rates that accompany these businesses) and continued competitive pressures.

  Operating, selling, general and administrative expenses increased $37, or 10%, from the prior year. Excluding Lechmere's expenses, operating, selling, general and administrative expenses increased by $5. The increase was due to the impact of new store openings of $11, increased benefits and losses of direct response operations of $2, and increased operating and other administrative expenses of $1, partially offset by decreased store payroll costs of $9.

  Net interest expense increased $3, or 23%, from the prior year primarily due to increased borrowings under the Term Loan
Agreement. Borrowings under the Term Loan Agreement were made in the first quarter of 1994 in connection with the acquisition of Lechmere.

  Income tax expense of $8 decreased $2, or 20% from 1993. A charge of $2 for the impact of the retroactive increase in the Federal income tax rate from 34% to 35% on the first nine months of 1993 is reflected in the 1993 third quarter results.


First Nine Months of 1994 Compared with First Nine Months of 1993

  Consolidated net income increased $2, or 4% from the prior year. Consolidated net income applicable to common shareholders for the first nine months of 1994 was $51, which was even with the prior year.

  Consolidated total revenues were $4,649 compared with $4,068 in 1993. Net sales increased $540, or 14% of which $374 was attributable to Lechmere, which was acquired on March 30, 1994. Sales on a comparable store basis, which reflects only the stores in operation for both the first nine months of 1994 and 1993,

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)

First Nine Months of 1994 Compared with First Nine Months of 1993
(continued)

increased 3%. Direct response marketing revenues increased $41, or 14%, to $339. The increase was primarily due to increased club membership levels.

  Gross margin dollars, including Lechmere, were $963, an increase of $38, or 4%, from the first nine months of last year. This increase was due to the gross margin impact of the increased sales ($160), partially offset by the decrease in the margin rate on sales ($86), increased occupancy costs primarily as a result of new store openings ($28), and increased buying office and other expenses ($8). The decrease in the margin rate was impacted by the lower margin rates of Lechmere (which has a heavier emphasis in appliances and electronics and the lower margin rates that accompany these businesses) and continued competitive pressures.

  Operating, selling, general and administrative expenses increased $75, or 7%, from the prior year. Excluding Lechmere, operating, selling, general and administrative expenses increased $8. This increase was attributable to the impact of new store openings of $29, increased benefits and losses of direct response operations of $8 and increased other administrative and operating costs of $2, partially offset by decreased store payroll costs of $19 and decreased advertising and other promotional costs of $12.

  Net interest expense increased $7, or 21% from the prior year due to borrowings under the Term Loan Agreement. Borrowings under the Term Loan Agreement were made in connection with the acquisition of Lechmere and were outstanding through September 15, 1994.

  Income taxes decreased $5 due to favorable tax adjustments of $3 reported in the second quarter of 1994, as well as a 1993 third quarter charge of $2 for the retroactive increase in the Federal income tax rate.


Discussion of Financial Condition

  Montgomery Ward is the only direct subsidiary of MW Holding and therefore Montgomery Ward and its subsidiaries are MW Holding's sole source of funds.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)

Discussion of Financial Condition (continued)

  During the first quarter of 1994, Montgomery Ward borrowed the entire $165 available under a Term Loan Agreement dated as of November 24, 1993 with various banks (Term Loan Agreement). This loan was used to partially finance the acquisition of Lechmere as discussed below.

  Montgomery Ward entered into a Long Term Credit Agreement (Long Term Agreement) dated as of September 15, 1994 with various lenders. The Long Term Agreement, which expires on September 15, 1999, provides for a revolving facility in the principal amount of $603. As of October 1, 1994, $397 was outstanding under the Long Term Agreement. Montgomery Ward also entered into a Short Term Credit Agreement (Short Term Agreement) dated as of September 15, 1994 with various lenders. The Short Term Agreement, which expires on September 14, 1995, provides for a revolving facility in the principal amount of $297. As of October 1, 1994, $165 was outstanding under the Short Term Agreement.

  Proceeds from borrowings under the Long Term Agreement and the Short Term Agreement (collectively, the Agreements) were used to pay all borrowings outstanding under the Amended and Restated Credit Agreement, the Short Term Credit Agreement and the Term Loan Agreement and the agreements were terminated.

  Under the Agreements, Montgomery Ward may select among several interest options, including a rate negotiated with one or more of the various lenders. A commitment fee is payable based upon the unused amount of the facility, although in the case of any negotiated rate loan, an additional fee may be payable to the lenders not participating in the negotiated rate loan.

  Subsequent to quarter end, Montgomery Ward entered into interest rate exchange and cap agreements with various banks to offset the market risk associated with an increase in interest rates under both the Long Term Agreement and Short Term Agreement. The aggregate notional principal amounts under the interest rate exchange agreements is $100 in 1994, $175 in 1995 through 1997 and $75 in 1998 through 1999. Under the terms of the interest rate exchange agreements, Montgomery Ward pays the banks a weighted average fixed rate of 7.2% in 1994, 7.4% from 1995 through 1997 and 7.6% from 1998 through 1999 and will receive the one-month daily average London Interbank Offered (LIBO) rate in each case multiplied by the notional principal amount. The average aggregate notional principal amounts under the various cap agreements is $63

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)

Discussion of Financial Condition (continued) in the fourth quarter of 1994, $154 in 1995, $158 in 1996 and $113 in 1997. Under the terms of the cap agreements, Montgomery Ward receives payments from the banks when the one-month daily average LIBO rate exceeds the 5.0% cap strike in 1994, 5.5% cap strike rate in 1995, 6% cap strike rate in 1996 and 7.0% cap strike rate in 1997. Such payments will equal the amount determined by multiplying the notional principal amount by the percentage, if any, by which the one-month daily average LIBO rate exceeds the cap strike rate. Montgomery Ward is exposed to credit risk in the event of nonperformance by the other parties to the interest rate exchange and cap agreements; however, Montgomery Ward anticipates full performance by the counterparties.

  The Agreements and the Note Purchase Agreements impose various restrictions on Montgomery Ward, including the satisfaction of certain financial tests which include restrictions on payments of dividends. Under the terms of the Agreements, which are currently the most restrictive of the financing agreements as to dividends, distributions and redemptions, Montgomery Ward may not pay dividends or make any other distributions to the Company or redeem any common stock of Montgomery Ward in excess of (1) $63 on a cumulative basis, plus (2) 50% of Consolidated Net Income of Montgomery Ward (as defined in the Agreements) after January 1, 1994, plus (3) any repayment of any loan or advance to the Company received after January 1, 1994, plus (4) capital contributions received by Montgomery Ward after January 1, 1994, plus (5) net proceeds received by Montgomery Ward from (a) the issuance of capital stock including treasury stock but excluding Debt-Like Preferred Stock (as defined in the Agreements), or (b) any indebtedness which is converted into shares of capital stock other than Debt-Like Preferred Stock, after January 1, 1994, plus (6) an adjustment of $45 for 1994 through 1996, $30 in 1997 and $15 in 1998. The Montgomery Ward Preferred discussed below constitutes Debt-Like Preferred Stock for purposes of the dividend restrictions under the Agreements.

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

  Future cash needs are expected to be provided by ongoing operations, the sale of customer receivables to Montgomery Ward Credit Corporation, a subsidiary of GE Capital (Montgomery Ward Credit), pursuant to the Account Purchase Agreement with Montgomery Ward Credit, borrowings under the Long Term Agreement and the Short Term Agreement and the disposition of capital assets related to facility closings.

  Capital expenditures during the first nine months of 1994 of $114 were primarily related to expenditures for opening three Electric Avenue & More stores, one full line store, one retail outlet store and various merchandise fixture and presentation programs. Capital expenditures for the comparable 1993 period were $93.

  The Board of Directors declared a cash dividend of fifty cents per common share for a total of $22 on May 20, 1994 to shareholders of record on June 15, 1994. This dividend was paid on June 23, 1994.

                   PART II - OTHER INFORMATION


Item 1. Legal Proceedings.

 None.


Item 2. Changes in Securities.

    On October 25, 1994, a Certificate of Amendment to the Company's Certificate of Incorporation was filed with the Secretary of State of the State of Delaware. The Certificate of Amendment, among other things, increased the number of shares of Class A Common Stock, Series 3, of the Company authorized for issuance from 400,000 to 2,400,000. All 2,000,000 of such newly-authorized shares have been reserved for issuance under the Montgomery Ward & Co., Incorporated Stock Ownership Plan. As of the date hereof, no shares of Class A Common Stock, Series 3, have been issued and no such shares are outstanding. The Certificate of Amendment did not in any way amend the rights of any class or series of the Company's common stock as set forth in the Certificate of Incorporation.


Item 3. Defaults Upon Senior Securities.

 None.


Item 4. Submission of Matters to a Vote of Security Holders.

    Pursuant to a Proxy Statement dated October 17, 1994, the stockholders of the Company were asked to execute consents in lieu of a special meeting of the stockholders of the Company. All of the stockholders of record of the Company executed and returned the consents before October 20, 1994. Pursuant to the consent, the stockholders (i) approved the Certificate of Amendment to the Certificate of Incorporation of the Company, which is described in Item 2 above; and (ii) approved an amendment to the Montgomery Ward & Co., Incorporated Stock Ownership Plan (the "Plan") reserving the 2,000,000 newly authorized shares of Class A Common Stock, Series 3, of the Company, for issuance under the Plan.


Item 5. Other Information.

 None.

Item 6. Exhibits and Reports on Form 8-K.

 3.2(iv)             Certificate of Amendment to Certificate of
                     Incorporation of Montgomery Ward Holding
                     Corp. dated October 25, 1994.

 3.3(i)              Amendment No. 1 to Restated By-laws of
                     Montgomery Ward Holding Corp. dated September
                     21, 1994.

 9.(i)               Voting Trust Agreement dated as of October
                     21, 1994.

 10.(iv)(A)(1)(a)    Amendment No. 14 to Stockholders' Agreement
                     dated September 22, 1994.

 10.(i)(G)           Long Term Credit Agreement dated as of
                     September 15, 1994 among Montgomery Ward &
                     Co., Incorporated, various banks, The First
                     National Bank of Chicago, as Documentary
                     Agent, The Bank of Nova Scotia, as
                     Administrative Agent, The Bank of New York, as Negotiated Loan Agent and Bank of America
                     National Trust and Savings Association, as
                     Advisory Agent.

 10.(i)(H)           Short Term Credit Agreement dated as of
                     September 15, 1994 among Montgomery Ward &
                     Co., Incorporated, various banks, The First
                     National Bank of Chicago, as Documentary
                     Agent, The Bank of Nova Scotia, as
                     Administrative Agent, The Bank of New York, as Negotiated Loan Agent and Bank of America
                     National Trust and Savings Association, as
                     Advisory Agent.

 10.(iv)(A)(iii)     Amendment No. 1 to the Amended and Restated
                     Montgomery Ward & Co. Stock Ownership Plan dated October 20, 1994.

 10.(iv)(A)(5)       Amendment No. 10 to Montgomery Ward & Co.,
                     Incorporated Stock Ownership Plan Terms and
                     Conditions dated September 22, 1994.

                            SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


REGISTRANT          MONTGOMERY WARD HOLDING CORP.


BY                  JOHN L. WORKMAN
NAME AND TITLE      John L. Workman, Executive Vice President,
                    Chief Financial Officer and Assistant Secretary
DATE                November 15, 1994

                          EXHIBIT INDEX

EXHIBIT                                        SUBMISSION MEDIA
- -------                                        ----------------

3.2(iv)             Certificate of Amend-
                    ment to Certificate of
                    Incorporation of
                    Montgomery Ward
                    Holding Corp. dated
                    October 25, 1994.

3.3(i)              Amendment No. 1 to
                    Restated By-laws of
                    Montgomery Ward
                    Holding Corp. dated
                    September 21, 1994.

9.(i)               Voting Trust Agreement
                    dated as of October 21,
                    1994.

10.(iv)(A)(1)(a)    Amendment No. 14 to
                    Stockholders' Agreement
                    dated September 22,
                    1994.

10.(i)(G)           Long Term Credit
                    Agreement dated as of
                    September 15, 1994
                    among Montgomery Ward
                    & Co., Incorporated,
                    various banks, The
                    First National Bank
                    of Chicago, as
                    Documentary Agent,
                    The Bank of Nova Scotia,
                    as Administrative Agent,
                    The Bank of New York,
                    as Negotiated Loan
                    Agent and Bank of
                    America National Trust
                    and Savings Association,
                    as Advisory Agent.

                          EXHIBIT INDEX

EXHIBIT                                        SUBMISSION MEDIA
- -------                                        ----------------

10.(i)(H)           Short Term Credit
                    Agreement dated as of
                    September 15, 1994
                    among Montgomery Ward
                    & Co., Incorporated,
                    various banks, The
                    First National Bank
                    of Chicago, as
                    Documentary Agent,
                    The Bank of Nova Scotia,
                    as Administrative Agent,
                    The Bank of New York,
                    as Negotiated Loan
                    Agent and Bank of
                    America National Trust
                    and Savings Association,
                    as Advisory Agent.

10.(iv)(A)(iii)     Amendment No. 1 to the
                    Amended and Restated
                    Montgomery Ward &
                    Co. Stock Ownership
                    Plan dated October 20,
                    1994.

10.(iv)(A)(5)       Amendment No. 10 to the
                    Montgomery Ward & Co.,
                    Incorporated Stock Owner-
                    ship Plan Terms and
                    Conditions dated
                    September 22, 1994.