Form 10-K
MONTGOMERY WARD HOLDING CORP
filed 1995-03-30
CIK 836974

-----------------------------------------------------------------

                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC 20549-1004

                                 FORM 10-K

               Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)

     For the 52-Week Period Ended            Commission File
          December 31, 1994                  No. 0-17540

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

  At March 22, 1995, there were 19,204,435 shares of Class A Common Stock and 25,000,000 shares of Class B Common Stock of the
Registrant outstanding.

  Part III incorporates information by reference from the proxy statement for the annual meeting of shareholders to be held on May 12, 1995.

-------------------------------------------------------------------

                                  PART I
Item 1.  Business.

General

  Montgomery Ward Holding Corp., a Delaware corporation formerly named BFB Acquisition Corp. (the Company or MW Holding), and its wholly-owned subsidiary, Montgomery Ward & Co., Incorporated (Montgomery Ward), are engaged in retail merchandising and direct response marketing (including insurance) in the United States. See
Note 20 to the Consolidated Financial Statements for financial information regarding these segments.

  Founded in 1872 and incorporated in Illinois in 1968, Montgomery Ward is one of the nation's largest retail merchandising organizations. As of December 31, 1994, Montgomery Ward and its indirectly, wholly-owned subsidiary Lechmere, Inc., a Massachusetts corporation (Lechmere), operated 402 retail stores in 43 states with approximately 29 million square feet of selling space. In addition, Montgomery Ward operated 13 liquidation centers which sell overstock merchandise, 22 distribution facilities and 112 product service centers.

  Montgomery Ward offers life and health insurance, revolving credit insurance, club products and other consumer services through Signature Financial/Marketing, Inc., a Delaware corporation (Signature), and through Signature's subsidiaries (collectively, with Signature, the Signature Group). Signature is one of the largest direct marketing companies in the United States.

Merchandising

  Montgomery Ward has grown to become one of the largest privately held retailers in the United States with over $7 billion in annual revenues. The Company is among the largest retailers in the country in electronics, appliances, furniture and fine jewelry. It is also one of the largest retailers of many prominent name brands, including Sony, Maytag, General Electric, La-Z-Boy, Sealy, Lee, Munsingwear and Bugle Boy.

  Montgomery Ward's specialty concepts combine a focus on specific customer needs, dominant merchandise assortments, updated presentation and aggressive marketing strategies. The specialty categories within Montgomery Ward are the following:

     Product Category              Specialty Concept
  Appliances and Electronics   Electric Avenue and
                                 Electric Avenue & More
  Home Furnishings             Home Ideas and Rooms & More
  Automotive                   Auto Express
  Apparel                      Apparel Store and Kids Store
  Jewelry                      Gold 'N Gems

  Each specialty strategy has its own business structure which focuses on its specific competition, customer preferences and merchandising, marketing and customer service priorities. However, being a leading national retailer with multiple specialty concepts provides the Company with significant buying and cost leverage.

  Electric Avenue is a combined consumer electronics and appliance superstore offering all major product categories, including video, audio, home office, telephones, electronic games and kitchen, laundry and other major appliances. Electric Avenue has a significant national brand name assortment, including Sony, Maytag, General Electric, Panasonic, IBM, Apple, Bose, Nintendo and Sega. Its national brands are supplemented with proprietary brands, exclusive to Montgomery Ward for certain electronic and appliance categories, featuring the Bell + Howell and Admiral names under trademark licensing agreements.

  Home Ideas offers a full complement of home furnishings: furniture, bedding, home accessories, kitchen accessories and domestic soft goods. The Rooms & More concept offers accessorized furniture room groupings to provide customers the convenience of coordinated furniture pieces and accessories aggressively priced through tiered discounts on the purchase of multiple pieces. The broad name brand selection includes Bassett, Lane and La-Z-Boy, and the Company is one of the few retailers to offer all four major mattress brands (Simmons, Sealy, Serta and Spring Air). The success of the Home Ideas and Rooms & More specialty concepts has resulted in Montgomery Ward becoming one of the four largest furniture retailers in the United States.

  Auto Express focuses on the sale and installation of tires, batteries, brakes and shocks. Montgomery Ward is a major retailer of Michelin, B.F. Goodrich, Bridgestone, Monroe and NAPA products. Auto Express supplements its dominant merchandise offering with a strong commitment to customer service and a focus on those services it is capable of delivering at a high performance level. Auto Express adds creditability to its service commitment through its marketing pledges which include price matching guarantees, service time guarantees and a "No Excuses" refund/replacement guarantee for 30 days following service.

  The Apparel Store and Kids Store offers womens', mens', childrens' and intimate apparel as well as footwear and accessories. Each category carries merchandise dominance and delivers a focused, contemporary and coordinated offering which matches middle income casual and career lifestyles. An impressive offering of prominent name brands has been built, including Lee,

Bugle Boy, Playtex, Bestform and Converse.  In addition, the
Company's creation of a product development organization has enabled it to develop proprietary brands for certain product categories, such as Munsingwear mens' apparel, Ship N Shore womens' apparel and Bike athletic and activewear apparel.

  Gold 'N Gems is a jewelry specialty concept which sells diamonds, gem stones, gold and watches. Gold 'N Gems emphasizes exceptional values through a wide range of price points. Montgomery Ward has become one of the largest fine jewelry retailers in the country.

  Montgomery Ward currently operates 340 full line stores featuring all of the specialty concepts and 62 stores featuring a variety of other formats, including 28 Lechmere stores and 6 Electric Avenue
& More stores. Full line Montgomery Ward stores average approximately 75,000 square feet of selling space.

  Montgomery Ward's retail business is seasonal, with one-third of the sales traditionally occurring in the fourth quarter. The results of Montgomery Ward's operations are also subject to changes in consumer demand associated with general economic conditions, which is especially true with respect to demand for durable goods and other "big ticket" merchandise.

  Montgomery Ward's retail operations are supported by its corporate buying division which has its principal office in Chicago, and includes foreign purchasing offices in Italy, Hong Kong, Taiwan, Japan, Singapore and Korea. In addition to its buying staff, the corporate buying division employs designers and technical teams to ensure quality control of Montgomery Ward's merchandise.

  The Company considers logistics to be important to its operations and continued to invest in logistics during 1994. A new distribution center in Phoenix, Arizona was opened in May, 1994 to service Montgomery Ward's western territory. The new Phoenix facility, along with the facilities opened in Tampa in 1993, Baltimore in 1992 and southern California in 1991, incorporates distribution management systems which are more dynamic in tracking merchandise and facilitating inventory planning and customer service.


Corporate Expansion

  In March 1994, Montgomery Ward acquired Lechmere, a chain of northeast-based superstores. The Company's acquisition of Lechmere adds substantial volume to a highly successful specialty segment of the Company's business. The addition of Lechmere to Montgomery Ward's sales base contributed to an over 27% increase and record volume of over $4 billion in its sales of home-oriented products (home furnishings, home office, electronics and appliances). Lechmere offers extensive selections of hardline merchandise and currently operates 28 stores averaging approximately 50,000 square feet of selling space. Lechmere has built a strong customer franchise and is believed to be the marketshare leader in the greater Boston area in many of the products it sells. It offers a comprehensive selection of nationally recognized brands which are now being supplemented with Montgomery Ward's successful proprietary brands. Leverage opportunities from the acquisition are being realized through added buying volume and expense consolidation.

  In 1994, Montgomery Ward opened 16 new stores (including 4 Lechmere stores), and has opened 90 new stores (including the 4 Lechmere stores referenced earlier), since 1985. The ongoing store opening program has resulted in such stores representing a significant portion, 22%, of the Company's total stores. Six of the new store openings in 1994 were Montgomery Ward's newest specialty format, Electric Avenue & More. This new retail concept combines Montgomery Ward's most successful strategies, Electric Avenue, Rooms & More and Gold 'N Gems, with Lechmere's strong offering in entertainment and housewares to create a dominant home-oriented product offering. Electric Avenue & More is designed for mid-size markets with populations of 150,000 to 300,000 and for a superstore format of approximately 65,000 gross square feet. Montgomery Ward has substantial buying and operating leverage compared to the more limited competition in these markets. Given the favorable performance of the Electric Avenue & More stores opened in 1994, the Company plans to increase the Electric Avenue
& More openings going forward. In addition, the Company is planning to continue opening full line Montgomery Ward stores in regional shopping centers and Lechmere stores in the northeast United States.

  In August 1994, Montgomery Ward introduced "The Electric Avenue
& More Program", a home shopping program carried on ValueVision, a home-shopping television program. The test was the first television shopping program produced for a major national retailer of consumer electronics and appliances. "The Electric Avenue & More Program" generated strong sales of high quality, brand name, big ticket merchandise and offered customers the convenience of using the Montgomery Ward credit card to finance their purchases. In December 1994, Montgomery Ward announced its plan to purchase an equity interest in ValueVision International, Inc., through an agreement allowing Montgomery Ward to acquire up to 49% ownership of the company, should ValueVision achieve certain growth targets in the number of cable homes that carry its programming. ValueVision also reached a 7-year, non-cancelable agreement with Time Warner Cable Company to launch ValueVision programming in 2.5 million homes. After this addition, 14 million homes will be able to receive ValueVision programs, and 3.4 million of these will be able to receive programming 24 hours per day. See Note 19 to the Consolidated Financial Statements.

  In July, 1994, Montgomery Ward, through a subsidiary, became a limited partner in Merchant Partners Limited Partnership. The purpose of this partnership is to invest in new and emerging growth businesses and leveraged buy-outs to achieve a superior rate of return. Montgomery Ward made a capital contribution of $1 million to Merchant Partners Limited Partnership in 1994. Additional funding may be required within limitations set forth in the limited partnership agreement. The cumulative maximum capital contribution is $40 million.

  Montgomery Ward considers acquisitions, particularly those that would generate synergies with existing businesses, to be an area of growth for the Company and is actively seeking such opportunities.


Direct Marketing

  Montgomery Ward offers life and health insurance, revolving credit insurance, club products and other consumer services through the Signature Group. As a recognized leader in sophisticated segmentation scoring models, Signature is among the premier direct marketers in the country. During 1994, Signature made 380 million direct mail solicitations and 50 million telemarketing presentations from its 13 telemarketing centers located throughout the United States. At year-end 1994, Signature had 10.4 million policyholders and club memberships, a 33% increase over year-end 1993.

  The Company believes that Signature has the broadest major product offering among direct marketers. Its legal services club is the largest United States provider of voluntary legal services, it operates the second largest national auto club in the country, and it has a unique dental plan which offers discounted and free dental services for a monthly fee. Signature has developed a substantial network of service providers to support these clubs. Its dispatch towing network for Auto Club members exceeds 6,500 towing companies with a fleet of over 32,000 tow trucks. Its legal plan network includes 2,200 attorneys with thirteen years average experience and the dental plan includes 7,900 dentists with sixteen years average experience.

  Signature has marketing rights to the 8.8 million promotable accounts in the Montgomery Ward credit card file, and Montgomery Ward credit cardholders comprise the majority of Signature's customers. The size and customer dynamics of the Montgomery Ward file have allowed Signature to attain economies of scale which have lowered its marketing and operating costs. Signature also markets its products and services to the customers of more than 50 other entities, providing 28.3 million promotable accounts, including some of the nation's largest financial institutions, oil companies and retailers. Signature's major clients include Chemical Bank, First National Bank of Chicago, Mobil, Chase, Texaco, Associates, USAA and CUNA, and revenues from these clients have grown to 31% of its revenues.

  Following successful introduction in Chicago and Minneapolis in 1993 of Signature's newest product, Dining a la Card, the Company expanded into 15 major markets, including the West Coast, by year-end 1994. Dining a la Card provides cash payments and marketing opportunities to participating restaurants in exchange for future restaurant purchase credits. The Dining Member receives a direct monthly cash rebate equal to 20% of their entire bill, including taxes and gratuity, at participating restaurants. Dining a la Card then automatically withdraws its purchase credits from the restaurant. The Company expects to continue expanding Dining a la Card to additional markets in 1995.

  In April 1994, Signature acquired Greater California Dental Plan Services, Inc. and National Dental Services, Inc., California-based companies which provide dental referral services and added approximately 250,000 members to its dental services plan. Through acquisition of these companies, Signature will be able to expand its customer base into new demographic and geographic markets.

  In October 1994, Signature acquired the North American operations of Credit Card Sentinel, which offers protection for lost or stolen credit cards. Signature is now the second largest credit card registration company in the United States and Canada.

  See Note 20 to the Consolidated Financial Statements for restrictions on dividends which may be paid by insurance subsidiaries of Signature.

Specialty Catalog

  In 1991, Montgomery Ward, through two newly formed subsidiaries, became a 50% partner in Montgomery Ward Direct L.P. (MW Direct), a specialty catalog business. The other 50% partners are subsid-iaries of Fingerhut Companies, Inc. MW Direct generated $188 million in revenues in 1994, compared to $116 million in 1993, an
increase of 62%.   These revenues are not included in the Company's
revenues. Following testing of a variety of specialty catalogs in its first years of operation, Montgomery Ward Direct announced in February 1995 that it will focus its marketing efforts on its most successful specialty segment, its Home Catalog. In addition, it will continue to produce and distribute gifts and certain seasonal specialty merchandise catalogs which leverage Fingerhut's resources. These changes, which would reduce revenues in the short-term, are expected to enhance Montgomery Ward Direct's profitability and strategically position it for future growth.


Competition and Regulation

  The sale of merchandise by Montgomery Ward and Lechmere is conducted under highly competitive conditions. Buying and selling are each done in open competitive markets. Montgomery Ward's stores are in competition with specialty stores, department stores and other types of retail outlets in the areas in which they operate. The Company believes that dominance of merchandise assortments, brand names, competitive pricing and availability of services such as credit, delivery, installation and repair, are the principal factors which differentiate competitors. The Company believes it competes effectively with respect to all of these factors despite strong competitive pressures. To meet competition, Montgomery Ward is continuously striving to improve the efficiency and effectiveness of its operations and to modernize and specialize its facilities.

  Signature's insurance operations are highly regulated and conducted under highly competitive conditions. To date, Signature has been able to compete effectively with other companies which offer programs similar to those provided by Signature. Signature also competes with traditional methods of marketing that enjoy widespread consumer acceptance, including unaffiliated dentists and lawyers. Insurance companies operate pursuant to specific state statues as well as rules and regulations promulgated by various state insurance departments and are required to file reports with such agencies at least quarterly.

  Telemarketing and direct mail solicitations are regulated at state and federal levels, and management believes that these activities will increasingly be subject to such regulation. Such regulation may limit Signature's ability to solicit new members or to offer more products and services to existing members and may materially adversely affect Signature's business and revenues.

  The requirements of environmental protection laws and regulations have not had a material effect upon Montgomery Ward's operations.
Compliance may, in certain cases, lengthen the lead time of expansion plans and could increase construction and operating costs.


Account Purchase Agreement

  Montgomery Ward extends credit to its customers under an open-end revolving credit plan. Montgomery Ward's private label credit card sales were 55.9% and 57.4% of total sales for 1994 and 1993, respectively. Bankcard sales were an additional 14.9% and 13.3% of total sales for 1994 and 1993, respectively. Prior to June 22, 1988, Montgomery Ward financed the receivables under its revolving credit plan by the sale of such receivables to a wholly-owned subsidiary, Montgomery Ward Credit Corporation (Montgomery Ward Credit). On June 22, 1988, Montgomery Ward Credit became a wholly-owned subsidiary of General Electric Capital Corporation (GE Capital).

  On June 24, 1988, Montgomery Ward and Montgomery Ward Credit entered into an Account Purchase Agreement pursuant to which Montgomery Ward Credit purchases receivables from time to time from, and provides services to, Montgomery Ward. Under this agreement, Montgomery Ward Credit has the exclusive right to operate the Montgomery Ward private label credit card system and the obligation to purchase for their face value (and Montgomery Ward is obligated to sell) all the receivables generated by the Montgomery Ward private label credit card system, including those generated through MW Direct, up to $6 billion at any time outstanding. If Montgomery Ward desires to sell its customer receivables at a time when Montgomery Ward Credit owns $6 billion or more of such receivables, alternative arrangements, such as the sale of receivables to banks or other financial institutions, would be required unless Montgomery Ward Credit agrees to purchase the excess. As of December 31, 1994, there were $5.2 billion of Montgomery Ward private label credit card receivables owned by Montgomery Ward Credit and the average outstanding amount of such receivables owned by Montgomery Ward Credit during 1994 was $4.9 billion.

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

  Under the Account Purchase Agreement, Montgomery Ward and Montgomery Ward Credit have made certain arrangements with respect to credit losses. Previously, credit losses were shared.
Effective January 1, 1994, Montgomery Ward bears the entire risk of credit losses until such time as Montgomery Ward or Montgomery Ward Credit elects to revert to the prior loss sharing arrangement. Montgomery Ward's remaining liability for credit losses for 1991 through 1994, and its liability for credit losses for 1995 through 1997, may be deferred, and such deferred credit losses are payable by Montgomery Ward to Montgomery Ward Credit in early 1998. To the extent these deferred credit losses, less the deferred amount of finance charges (other then incremental finance charges) described below exceeds $300 million at any time, such excess is to be paid annually in cash. The Company does not expect such amounts for the period through 1997 to exceed the $300 million limitation.
Interest on Montgomery Ward's deferred liability for credit losses is payable at a rate equal to rates on comparable borrowings of Montgomery Ward.

  In exchange for Montgomery Ward's agreement to allow Montgomery Ward Credit to increase finance charge rates in selected states, Montgomery Ward receives a share of incremental finance charges. These incremental finance charges are deferred and payable by Montgomery Ward Credit to Montgomery Ward in early 1998, together with interest at the same rate as amounts owed by Montgomery Ward to Montgomery Ward Credit. Incremental finance charges are generated only on purchases subsequent to the date such finance charge rates are increased. In the event that, due to the increase in finance charge rates, certain refunds are required to be made, Montgomery Ward and Montgomery Ward Credit have agreed to share the financial risk. In addition, legislation has from time to time been introduced in certain states which, if enacted, may impose limitations on the ability to implement or maintain all or a portion of such rate increases, in which case Montgomery Ward's share of rate increases may be substantially reduced.

  In addition to sharing incremental finance charges, beginning in 1994, until such time as Montgomery Ward or Montgomery Ward

Credit elects to revert to the prior loss sharing arrangements, with respect to each fiscal year, Montgomery Ward Credit will make a payment (subject to the deferral for 1994 through 1997) to Montgomery Ward of a share of all finance charges in an amount equal to (a) if credit losses are 5% or less of average gross receivables, the lesser of 3.9% of average gross receivables or the actual credit losses; (b) if credit losses are greater than 5% but less than or equal to 8% of average gross receivables, 3.9% of average gross receivables plus 50% of the amount by which actual credit losses exceed 5% of average gross receivables; or (c) if credit losses exceed 8% of average gross receivables, 5.4% of average gross receivables plus the amount by which credit losses exceed 8% of average gross receivables. Nothwithstanding the foregoing, in certain circumstances the amounts payable to Montgomery Ward by Montgomery Ward Credit with respect to its share of all finance charges are limited as follows: in the event that total finance charges billed by Montgomey Ward Credit during a fiscal year less Montgomery Ward's share of the incremental finance charges are less than the amount which would otherwise be payable to Montgomery Ward by Montgomery Ward Credits as it's share of the finance charges as computed above, the payments by Montgomery Ward Credit to Montgomery Ward will be reduced to the amount of such total finance charges less such incremental finance charges.

  In connection with the foregoing arrangements, the Company has executed notes for the deferred credit losses which totalled $161 million with respect to credit losses from 1991 through 1994. The incremental finance charge amount owed by Montgomery Ward Credit to Montgomery Ward as of the end of 1994 was $24 million. See Note 4 to the Consolidated Financial Statements.

   Montgomery Ward Credit has the right of first refusal to implement certain new financing programs proposed by Montgomery
Ward.

  The Account Purchase Agreement will be in effect until December 31, 2005 and thereafter from year to year unless either party gives to the other not less than ten years prior notice of its election to terminate. Except upon the occurrence of certain events of default, the Account Purchase Agreement may generally not be terminated by either party prior to December 31, 2005. GE Capital has guaranteed Montgomery Ward Credit's obligations under the Account Purchase Agreement.

 Under the terms of a Letter Agreement dated June 24, 1988 among Signature, Montgomery Ward Credit and Montgomery Ward, Montgomery Ward Credit purchases the customer accounts receivable of Signature on terms similar to those contained in the Account Purchase Agreement, except for certain fees. In 1994, Signature paid approximately $5 million to Montgomery Ward Credit for administrative services provided by Montgomery Ward Credit in connection with Signature products.

Associates

  At December 31, 1994, Montgomery Ward and its subsidiaries employed the equivalent of 58,600 full-time associates. During certain seasons, temporary associates are added and peak employment is approximately 72,600 associates during the Christmas season. Approximately 2,650 Montgomery Ward and Lechmere associates are covered by various collective bargaining agreements. The majority of the agreements are currently in the process of negotiation with the remaining contracts expiring in 1995. Montgomery Ward has experienced no major labor-related interruption or curtailment of operations during the last 15 years.


Item 2. Properties.

  At December 31, 1994, the Company owned or leased 509 retail, distribution and other operating facilities. The Company's properties are located throughout the continental United States and cover approximately 60 million square feet.

  These properties are summarized as follows:

                               Number of      Approximate
          Use                  Locations    Total Square Feet

    Montgomery Ward
    Retail Stores:
       Full Line . . . . . . . . .340          44,215,000
       Limited Line. . . . . . .   34           1,652,000
    Lechmere Retail
       Stores. . . . . . . . . .   28           2,543,000
    Corporate Office
       Complex . . . . . . . . . .  1           2,975,000
    Miscellaneous Operating
       Locations . . . . . . . . .106           8,256,000
          Total Locations. . . . .509          59,641,000

  Owned and leased retail stores include approximately 29 million square feet of selling space and 19 million square feet devoted to storage, office and related uses. Miscellaneous operating locations include warehouses, office buildings and distribution centers, but exclude vacant land parcels and properties held for disposition. See Note 12 to the Consolidated Financial Statements for information with respect to leased properties.

  The nationwide scope of Montgomery Ward's operations helps minimize the impact of changes in the economies of specific regions on the overall performance of its retail stores and allows
Montgomery Ward to merchandise to a variety of demographic profiles. The regional distribution of Montgomery Ward and Lechmere retail stores as of December 31, 1994 is indicated in the following table:

        State                                    Total

        Alabama                                     3
        Arizona                                    11
        Arkansas                                    5
        California                                 57
        Colorado                                   13
        Connecticut                                 4
        Florida                                    22
        Georgia                                     3
        Idaho                                       1
        Illinois                                   36
        Indiana                                     8
        Iowa                                        6
        Kansas                                      6
        Kentucky                                    2
        Louisiana                                   6
        Maine                                       1
        Maryland                                   16
        Massachusetts                              13
        Michigan                                   16
        Minnesota                                  10
        Missouri                                   10
        Montana                                     2
        Nebraska                                    2
        Nevada                                      3
        New Hampshire                               6
        New Mexico                                  3
        New York                                   18
        North Carolina                              4
        North Dakota                                1
        Ohio                                        5
        Oklahoma                                    5
        Oregon                                      8
        Pennsylvania                               14
        Rhode Island                                1
        South Carolina                              5
        Tennessee                                   2
        Texas                                      45
        Vermont                                     1
        Virginia                                   17
        Washington                                  3
        West Virginia                               5
        Wisconsin                                   2
        Wyoming                                     1

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

         In 1979, a suit entitled "United States v. Midwest Solvent Recovery, Inc., et.al." (Civil Action Number H-79-556) was initiated by the United States Department of Justice on behalf of the Environmental Protection Agency in the U.S. District Court for the Northern District of Indiana, and an Amended Complaint was filed in January 1984. This suit is against Standard T Chemical Company, Inc., a Delaware corporation and wholly-owned subsidiary of Montgomery Ward (Standard T), and others involving two waste disposal sites and seeks reimbursement for the cost of surface clean-up, investigation studies concerning possible contamination of the soil and ground water and remedial action. In January 1990, the United States filed a second Amended Complaint seeking inter alia, treble damages and monetary sanctions. Standard T has signed a consent decree, whereby it was obligated to provide a financial assurance up to $3 million for remediation of the site and paid civil penalties in the amount of $.1 million. The Company currently anticipates that its obligation will not exceed those amounts.

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

         In February 1986, Standard T, along with approximately 330 other companies, was notified by the United States Environmental
Protection Agency that the agency was mandating a remediation of the contamination of the American Chemical Services, Inc. (A.C.S.)
site located in Griffith, Indiana, under authority vested in it by the Comprehensive Environmental Response, Compensation and
Liability Act of 1980. Standard T and a Montgomery Ward paint factory were each identified as a Potentially Responsible Party
(PRP), under the terms of the Act because of their alleged status as generators of hazardous waste ultimately disposed of at the A.C.S. site. The Company will pay its proportionate share of the costs of the studies, and may ultimately pay a share of the costs of abating the contamination of the A.C.S. property. One estimate by the EPA of future costs is $69 million with the Company alleged to be responsible for 2 to 2 1/2% of total costs. However, these costs cannot be estimated with any degree of accuracy at this time.
Thus, the Company is currently not in a position to estimate the range or amount of potential exposure in this matter with a high degree of certainty.

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

         Standard T and Montgomery Ward are also involved at various stages with several other sites where Standard T and Montgomery
Ward have been notified or sued as a PRP. The potential liability related to these sites cannot be estimated at this time.


Item 4.  Submission of Matters to a Vote of Security Holders.

         Pursuant to a Proxy Statement dated October 17, 1994, the stockholders of the Company were asked to execute consents in lieu of a special meeting of the stockholders of the Company. All of the stockholders of record of the Company executed and returned the consents before October 20, 1994. Pursuant to the consent, the stockholders (i) approved a Certificate of Amendment to the Certificate of Incorporation of the Company, authorizing 2,000,000 additional shares of Class A Common Stock, Series 3, and revising the Certificate of Incorporation to conform the size of the Board of Directors to its current membership; and (ii) approved an amendment to the Montgomery Ward & Co., Incorporated Stock Ownership Plan (the "Plan") reserving the 2,000,000 newly authorized shares of Class A Common Stock, Series 3, of the Company, for issuance under the Plan.

                   EXECUTIVE OFFICERS OF THE REGISTRANT

         Listed below are the names and ages of the executive officers of the Company as of March 17, 1995, and the positions each has held during the past five years:

         Bernard F. Brennan, 56, has been Chief Executive Officer and a director of the Company since February 9, 1988, Chairman since June 17, 1988 and was President from February 9, 1988 through September 10, 1992. Mr. Brennan has been Chief Executive Officer and a director of Montgomery Ward since May 13, 1985 and became Chairman of Montgomery Ward on June 24, 1988. He served as
President of Montgomery Ward from May 13, 1985 through September
10, 1992. Mr. Brennan has been a director of Itel Corporation since 1988 and a director of ANTEC Corporation since October 1993.

         Richard M. Bergel, 59, has been Vice Chairman of the Company since June 25, 1993 and a director since June 24, 1988. Prior thereto he was Executive Vice President from June 17, 1988 through June 24, 1993. Mr. Bergel has been Vice Chairman, Operations and Catalog of Montgomery Ward since June 25, 1993. Prior thereto, he was Executive Vice President and President of Specialty Catalogs of Montgomery Ward from June 16, 1991 to June 24, 1993. He was President of Store Operations from March 3, 1989 through June 15, 1991. Mr. Bergel has been President of MW Direct since October 21, 1991 and Chairman and Chief Executive Officer of Lechmere since
March 30, 1994.

         Bernard W. Andrews, 53, has been President and a director of the Company since January 28, 1994. Mr. Andrews has been President and
Chief Operating Officer of Montgomery Ward since January 28, 1994.
Prior thereto, he served as Executive Vice President of Operations of Circuit City Stores, Incorporated from March 1991 to January
1994, and Executive Vice President of Marketing of Circuit City
Stores from October 1990 to February 1991.  He was Executive Vice
President and President of Marketing of Montgomery Ward from May
18, 1990 through June 16, 1990 and Executive Vice President and
President of Home and Automotive Group from August 18, 1986 to May
17, 1990.

         Spencer H. Heine, 52, has been an Executive Vice President, Secretary and General Counsel of the Company since September 30, 1991 and a director since May 15, 1992. Prior thereto, he was Senior Vice President, Secretary and General Counsel of the Company from June 17, 1988 through September 29, 1991. Mr. Heine has been Executive Vice President, Secretary and General Counsel of Montgomery Ward and President-Montgomery Ward Properties since
April 12, 1994. Prior thereto, Mr. Heine served as Executive Vice President, Legal and Financial Services of Montgomery Ward from
September 30, 1991 through April 11, 1994.   He served as Senior
Vice President-Legal and Real Estate from March 28, 1990  through

September 29, 1991.  Mr. Heine was Chairman and Chief Executive
Officer of Signature from March 8, 1993 through April 11, 1994.
Prior thereto, he also served as President of Signature since
September 30, 1991.

         Robert A. Kasenter, 48, has been an Executive Vice President of the Company since February 21, 1992. Prior thereto, he was a Senior Vice President of the Company from June 17, 1988 through
February 20, 1992.  Mr. Kasenter has served as Executive Vice
President, Human Resources of Montgomery Ward since January 27,
1992 and was Senior Vice President-Human Resources and Customer
Satisfaction from June 23, 1988 to January 26, 1992.

         Edwin G. Pohlmann, 47, has been an Executive Vice President since September 30, 1991 and served as Chief Financial Officer of the
Company from September 30, 1991 to August 30, 1992. Prior thereto, he was Senior Vice President and Chief Accounting Officer from May
18, 1990 to September 29, 1991, and Senior Vice President-Finance from June 17, 1988 through May 17, 1990. Mr. Pohlmann has been
Executive Vice President, Merchandise and Store Operations of
Montgomery Ward since November 16, 1993.  Prior thereto, he was
Executive Vice President, Merchandise Control from June 25, 1993 through November 15, 1993, Executive Vice President, Stores and
Finance of Montgomery Ward from January 27, 1992 to June 24, 1993 and prior thereto, Executive Vice President and Chief Financial
Officer since September 30, 1991.  He served as Senior Vice
President-Store Operations of Montgomery Ward from June 16, 1991 through September 29, 1991 and was Senior Vice President-Finance of Montgomery Ward from March 1, 1988 through June 15, 1991.

         John L. Workman, 43, has been Executive Vice President, Chief Financial Officer and Assistant Secretary of the Company since
January 28, 1994.  Prior thereto, he served as Senior Vice
President, Chief Financial Officer and Assistant Secretary from
August 31, 1992 through January 27, 1994 and Vice President and Assistant Secretary from May 15, 1992 through August 30, 1992. Mr. Workman has been Executive Vice President and Chief Financial
Officer of Montgomery Ward since January 28, 1994 and served as
Senior Vice President and Chief Financial Officer from August 31,
1992 to January 27, 1994.  Prior thereto, he served as Vice
President and Corporate Controller from January 16, 1991 through August 30, 1992 and Corporate Controller from August 2, 1988 through January 15, 1991.

         Tommy T. Cato, 53, served as an Executive Vice President of the Company from May 15, 1992 until his current leave of absence which began on February 4, 1994. Mr. Cato was Executive Vice President-Logistics and Product Service of Montgomery Ward from November 8,
1990 until February 4, 1994 and was Senior Vice President-Logistics from March 3, 1989 until November 7, 1990. Mr. Cato is also on a leave of absence from Montgomery Ward.

         Richard C. Rusthoven, 54, served as an Executive Vice President of the Company from May 15, 1992 until his current leave of absence which began on November 1, 1992. Mr. Rusthoven was Executive Vice President-Apparel of Montgomery Ward from February 20, 1992 through October 31, 1992 and was Senior Vice President-Apparel from July 3,
1991 to February 19, 1992. He served as Vice President and General Merchandise Manager, Men's Apparel, Footwear and Accessories
from  June 6, 1990  to  July 2, 1991.   Prior  thereto, he served
as President and Chief Operating Officer of Baddour, Inc., parent company of Fred's Dollar Stores in Memphis, Tennessee from March
1990 to June 1990, and President and Chief Executive Officer, Gentlemen's Warehouse from August 1989 to March 1990. Mr.
Rusthoven is also on a leave of absence from Montgomery Ward.

         Carol J. Harms, 41, has been a Vice President and Treasurer of the Company since January 1, 1989. Ms. Harms has been Vice
President and Treasurer of Montgomery Ward since May 1, 1988.

         Robert F. Connolly, 51, has been Executive Vice President, Apparel of Montgomery Ward since February 2, 1994. Prior thereto, he was Senior Vice President and General Merchandise Manager, Women's and Intimate Apparel, Accessories, Health and Beauty Aids and Sundries of Wal-Mart Stores, Incorporated from August 1989 to December 1993.

         Gene C. McCaffrey, 49, has been Executive Vice President Marketing, Sales Promotion and Business Development of Montgomery Ward since November 30, 1994. Mr. McCaffrey served as Executive Vice President-Marketing from August 4, 1992 to November 29, 1994, Senior Vice President-Advertising from November 11, 1991 to August 3, 1992, Senior Vice President and General Merchandise Manager, Intimates, Footwear and Accessories from September 19, 1991 to November 10, 1991 and Senior Vice President-Merchandise Planning from July 3, 1991 to September 18, 1991. Prior thereto, he served as Vice President-Merchandise Planning from February 19, 1991 to July 2, 1991, Vice President-Apparel Planning and Field Merchandising from October 11, 1990 to February 18, 1991 and Vice President-Apparel Planning and Product Development from July 28, 1989 to October 10, 1990.

         G. Joseph Reddington, 53, has been a director of the Company and of Montgomery Ward since September 22, 1994. Mr. Reddington has been Chairman and Chief Executive Officer of Signature since April
12, 1994.  Prior thereto, he was President of Sears Canada, Inc.
from 1989 until his retirement in December 1993. Mr. Reddington has been a director of TransWorld Airlines since August 1993 and a director of Loblaw Companies Ltd. since August 1994.

                                  PART II

Item 5.  Market for the Registrant's Common Equity and Related
         Stockholder Matters.

  There is no established public trading market for the Common Stock of the Company. All shares are subject to restrictions on transfers contained in the Stockholders' Agreement dated as of June 17, 1988, as amended and restated (Stockholders' Agreement), or the Terms and Conditions (Terms and Conditions) imposed under the Montgomery Ward & Co., Incorporated Stock Ownership Plan (Stock Ownership Plan). It is not expected that a market will develop in the near term.

  Transfers of shares of Class A Common Stock are restricted for a period of three years from certain applicable dates under the Stockholders' Agreement and the Terms and Conditions. Transfers of Class A shares purchased other than pursuant to the Stock Ownership Plan are restricted for a period of three years from the holder's first acquisition of any such shares, while transfers of shares received under the Stock Ownership Plan are restricted for a period of three years after the award of such shares, exercise of purchase rights for such shares or grant of options with respect to such shares, as applicable. After the applicable three-year periods, limited transfers of such shares which have become vested in accordance with the Stockholders' Agreement or the Terms and Conditions, as applicable, are permitted, subject to certain rights of first refusal. All of the Class B shares and virtually all of the outstanding Class A shares are eligible for transfer.

  Montgomery Ward declared and paid common stock dividends of $22 million and preferred stock dividends of $2 million to the Company in 1994, which declared and paid common stock dividends of $22 million and preferred stock dividends of $2 million in 1994. For information concerning limitations on the amount of dividends which Montgomery
Ward may pay, see Note 11 to the Consolidated Financial Statements. Future payments of dividends, if any, are dependent upon future levels of earnings and capitalization.

  As of March 22, 1995, there were three holders of record of Class A Common Stock, Series 1, one such holder of Class A, Common Stock, Series 2, and one such holder of Class B Common Stock. No shares of Class A Common Stock, Series 3, were outstanding as of that date. As of March 22, 1995, there were 122 holders of record of Voting Trust Certificates representing beneficial ownership in shares of Class A Common Stock, Series 1, of which 946,785 shares are pledged as collateral for notes issued to effect the repurchase of shares. See Note 14 to the Consolidated Financial Statements. There were 274 holders of record of Voting Trust Certificates representing beneficial ownership in shares of Class A Common Stock, Series 2.

Item 6.   Selected Financial Data

  The following summary of certain financial information for each of the five fiscal years in the period ended December 31, 1994 has been derived from the Consolidated Financial Statements of MW Holding. Such information for each fiscal year should be read in conjunction with the Consolidated Financial Statements and notes thereto and the report of Arthur Andersen LLP beginning on page 27.

                             As of and for the
               52-Week         53-Week           52-Week
             Period Ended     Period Ended       Period Ended
         Dec. 29,    Dec. 28,    Jan. 2,       Jan. 1,    Dec. 31,
             1990     1991         1993          1994       1994
                   (Dollars in millions, except per share amounts)
Total
Revenues   $5,595    $5,674       $5,806       $6,029       $7,038

Net Income
(a)           153       135          100          101          117

Net Income
Applicable
to Common
Share-
holders(a)    140       122           92          101          115

Net Income
per Class A
Common
Share (a)    2.79      2.40         2.01         2.29         2.68

Total
Assets      3,906     3,948        3,485        3,835        4,540

Long-Term
Debt          651       521          125          213          228

Obligations
Under
Capital
Leases        111       104           95           89           81

Total Share-
holders'
Equity        421       520          553          607          687

Redeemable
Preferred
Stock          90        90            -            -           75

Cash Divi-
dends per
Common
Share           -         -          .25          .50          .50

 (a) 1992 amounts are presented before cumulative effect of changes in accounting principles. See "Management's
     Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of the significant impact of these changes.

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

  The following discussion and analysis of results of operations for the Company compares 1994 to 1993, as well as 1993 to 1992. Montgomery Ward is on a 52- or 53-week fiscal year basis. As a result, 1994 and 1993 are 52-week years, and 1992 is a 53-week year. All dollar amounts are in millions, and all income and expense items and gains and losses are shown before income taxes, unless specifically stated otherwise.

  The Company's retail business is seasonal, with one-third of the sales traditionally occurring in the fourth quarter.

Results of Operations:  1994 Compared with 1993

  Consolidated net income increased $16, or 16%, from the prior year. Consolidated net income applicable to common shareholders for 1994 was $115, which was 14% greater than the prior year.

  Consolidated total revenues (net sales and direct response marketing revenues, including insurance) were $7,038 compared with $6,029 in 1993. Net sales increased $944, or 17%. Sales on a comparable store basis, which reflects only the stores in operation for both 1994 and 1993, increased 3%. Non-comparable sales include Lechmere sales of $694. Lechmere was acquired on March 30, 1994. Non-comparable sales also include the sales of six "Electric Avenue & More" stores opened during 1994. This new specialty power format combines the appliances/electronics (Electric Avenue), furniture (Rooms & More) and fine jewelry (Gold 'N Gems) specialty formats. The stores, which include an expanded assortment, contain Montgomery Ward's and Lechmere's most successful merchandise categories in a format designed for mid-sized markets.

  Direct response marketing revenues increased $65, or 16%, to $465. The increase was primarily due to increased clubs membership and insurance policyholder levels.

  Gross margin (net sales less cost of goods sold) dollars, including Lechmere, were $1,484, an increase of $111, or 8%, from 1993. This increase was due to the gross margin impact of the increased sales ($273), partially offset by the decrease in the margin rate on sales ($107), increased occupancy costs related to new store openings ($40) and increased buying and other expenses ($15). The decrease in the margin rate was impacted by a heavier emphasis in appliances and electronics and the lower margin rates that accompany these businesses (which includes Lechmere) and continued competitive pressures.

Item 7.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations. (continued)

Results of Operations:  1994 Compared with 1993 (continued)

  Operating, selling, general and administrative expenses increased $142, or 9%, from the prior year. Excluding Lechmere's expenses, operating, selling, general and administrative expenses increased by $37. The increase was due to the impact of new store openings of $48 and increased benefits and losses of direct response operations of $9, partially offset by increased income generated from the sale of product service contracts of $18 (See Note 9 to the Consolidated Financial Statements) and decreased other operating and administrative costs of $2.

  Net interest expense increased $15, or 35%, from the prior year. The increase is due to a combination of increased borrowings, primarily due to the acquisition of Lechmere, as well as increased rates in 1994.

  Income tax expense was $62, or 34% of income before income taxes, for 1994 as compared to $59, or 37% of income before income taxes, for 1993. The decrease in the effective income tax rate was caused by an income tax adjustment due to the settlement of issues with the Internal Revenue Service for the 1988 through 1990 tax years.


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

  Consolidated total revenues were $6,029, compared with $5,806 in 1992. Net sales increased $202, or 4%, over 1992, with an increase of $303, or 6%, from prior year net of the impact of the 53rd week in 1992. Apparel sales increased 1%, and hardlines sales experienced increases of 6%. Net of the impact of the 53rd week in 1992, apparel sales increased 2%, and hardlines sales increased 8%.

Item 7.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations. (continued)

Results of Operations:  1993 Compared with 1992 (continued)

Management believes merchandise sales increases reflect the positive impact of new strategic programs implemented throughout Montgomery Ward. Sales on a comparable store basis, which reflect only the stores in operation for 1993 and 1992, increased 2%. Direct response marketing revenues increased $21, or 6%, to $400. The increase was primarily due to increased clubs membership levels.

  Gross margin dollars were $1,373, a decrease of $7, or 1%, from last year. This decrease was primarily due to the decrease in the margin rate on sales ($57) and increased occupancy costs primarily as a result of new store openings ($10) and increased buying and other expenses ($2), partially offset by the gross margin impact of the increased sales ($62). The strong sales increase in Electric Avenue of 11% had an impact on the overall Company margin rate as Electric Avenue generally has lower margin rates than other merchandise categories.

  Operating, selling, general and administrative expenses increased $6 from the prior year. This increase was attributable to the impact of new store openings of $33, increased provision for estimated costs to be incurred in connection with the Account Purchase Agreement of $17, increased payroll and operating costs of $10. These increases were partially offset by decreased health care and insurance costs of $21, decreased advertising and other promotional costs of $19, increased product service income of $10, and decreased benefits and losses of direct response operations of $4.

  Net interest expense of $43 decreased $2, or 4%, from the prior year. The decrease in interest expense due to lower interest rates on borrowings was offset by decreased investment income due to lower investment balances and rates.

  There was no preferred stock dividend requirement in 1993, as there was no preferred stock outstanding during 1993.


Discussion of Financial Condition

  Montgomery Ward is the only direct subsidiary of MW Holding and therefore Montgomery Ward and its subsidiaries are MW Holding's sole source of funds.

Item 7.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations. (continued)

Discussion of Financial Condition (continued)

  Montgomery Ward has entered into a Long Term Credit Agreement (Long Term Agreement) dated as of September 15, 1994 with various lenders. The Long Term Agreement, which expires September 15, 1999, provides for a revolving facility in the principal amount of $603. As of December 31, 1994, no borrowings were outstanding under the Long Term Agreement. Concurrently, Montgomery Ward also entered into a Short Term Credit Agreement (Short Term Agreement) dated as of September 15, 1994 with various lenders. The Short Term Agreement, which expires September 14, 1995, provides for a revolving facility in the principal amount of $297. As of December 31, 1994, $144 was outstanding under the Short Term Agreement.

  Proceeds from borrowings under the Long Term Agreement and the Short Term Agreement (collectively, the Agreements) were used to pay all borrowings outstanding under an Amended and Restated Credit Agreement dated as of September 22, 1992 (Long Term Credit Agreement), a Short Term Credit Agreement dated as of September 22, 1992 (Short Term Credit Agreement) and a Term Loan Agreement (Term Loan Agreement) dated as of November 24, 1993 with various banks and the agreements were terminated.

  Under the Agreements, Montgomery Ward may select among several interest rate options, including a rate negotiated with one or more of the various lenders. The interest rates for the aforementioned bank borrowings are based on market rates, and significant increases in market interest rates will increase interest payments required. A commitment fee is payable based upon the unused amount of each facility, although under certain circumstances, an additional fee may be payable to lenders not participating in a negotiated rate loan.

  During the fourth quarter of 1994, Montgomery Ward entered into interest rate exchange and cap agreements with various banks to offset the market risk associated with an increase in interest rates under both the Long Term Agreement and the Short Term Agreement. The aggregate notional principal amounts under the interest rate exchange agreements are $100 in 1994, $175 in 1995 through 1997 and $75 in 1998 and 1999. Under the terms of the interest rate exchange agreements, Montgomery Ward pays the banks a weighted average fixed rate of 7.2% in the fourth quarter of 1994, 7.4% from 1995 through 1997 and 7.6% from 1998 through 1999 and will receive the one-month daily average London Inter-bank Offered (LIBO) rate in each case multiplied by the notional

Item 7.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations. (continued)

Discussion of Financial Condition (continued)

principal amount. The average aggregate notional principal amounts under the various cap agreements are $63 in the fourth quarter of 1994, $154 in 1995, $158 in 1996 and $113 in 1997. Under the terms of the cap agreements, Montgomery Ward receives payments from the banks when the one-month daily average LIBO rate exceeds the 5.0% cap strike rate in 1994, 5.5% cap strike rate in 1995, 6% cap strike rate in 1996 and 7.0% cap strike rate in 1997. Such payments will equal the amount determined by multiplying the notional principal amount by the excess of the percentage rate, if any, of the one-month daily average LIBO rate over the cap strike rate.

  The Agreements and the Note Purchase Agreements impose various restrictions on Montgomery Ward, including the satisfaction of certain financial tests which include restrictions on payments of dividends. Under the terms of the Agreements, which are currently the most restrictive of the financing agreements as to dividends, distributions and redemptions, Montgomery Ward may not pay dividends or make any other distributions to the Company or redeem any common stock in excess of (1) $63 on a cumulative basis, plus
(2) 50% of Consolidated Net Income of Montgomery Ward (as defined in the Agreements) after January 1, 1994, plus (3) any repayment by the Company of any loan or advance made by Montgomery Ward to the Company which was received after January 1, 1994, plus (4) capital contributions received by Montgomery Ward after January 1, 1994, plus (5) net proceeds received by Montgomery Ward from (a) the issuance of capital stock including treasury stock but excluding Debt-Like Preferred Stock (as defined in the Agreements), or (b) any indebtedness which is converted into shares of capital stock other than Debt-Like Preferred Stock of Montgomery Ward or the Company, after January 1, 1994, plus (6) an adjustment of $45 for 1994 through 1996, $30 in 1997 and $15 in 1998. At December 31,
1994, Montgomery Ward could pay dividends and make other distributions to the Company of $124 pursuant to the terms of the Agreements. To date, Montgomery Ward has been in compliance with all such financial tests.

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

Item 7.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations. (continued)

Discussion of Financial Condition (continued)

  Montgomery Ward acquired in a merger transaction all the stock of LMR Acquisition Corporation (LMR), which owns 100% of the stock of Lechmere, Inc. (Lechmere) on March 30, 1994. The aggregate purchase price was comprised of an estimated price of $113 and a contingent purchase price of up to $20 in cash and the issuance of up to 400,000 shares of Class A Common Stock, Series 1 (or at the option of Montgomery Ward, up to 400,000 shares of Class A Common Stock, Series 3). The contingent price is dependent on Lechmere achieving or exceeding a specified gross margin amount during the period commencing February 27, 1994 and ending February 25, 1995. Management believes that no payment of the contingent purchase price will be required.

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

  As part of the closing, Montgomery Ward advanced approximately $88 and assumed $3 of obligations to enable Lechmere to retire its outstanding bank debt and subordinated debt. The purchase of and advances to Lechmere were financed by the proceeds from borrowings under the Short Term Credit Agreement, Long Term Credit Agreement and the Term Loan Agreement.

  The Company has repurchased 4,187,550 shares held by certain former officers of the Company, Montgomery Ward and Signature and their permitted transferees by making cash payments and issuing installment notes in the aggregate of approximately $62. As of December 31, 1994, the outstanding balance of these notes was $26. See Note 14 to the Consolidated Financial Statements. These installment notes bear interest at varying rates, are payable over multi-year periods (generally three to five years) and are secured by shares of Common Stock, the fair market value of which is equal to the outstanding principal amount under each note. Under the Agreements, Montgomery Ward expects to be able to advance the Company sufficient funds to allow the Company to make the required installment payments in 1995.

  Currently available external sources of funds include $900 in multi-year revolving loan commitments which were obtained in September 1994 of which $297 will expire on September 14, 1995 and $603 will expire on September 15, 1999. During 1994, the average daily balance of borrowings under these commitments was $361.

Item 7.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations. (continued)

Discussion of Financial Condition (continued)

  Under the laws and regulations applicable to insurance companies, some subsidiaries of Signature are limited in the amount of dividends they may pay. For information concerning limitations on the amount of dividends Signature may pay, see Note 20 to the Consolidated Financial Statements. During 1994, Signature paid dividends aggregating $22.

  Future cash needs are expected to be satisfied by ongoing operations, the sale of customer receivables to Montgomery Ward Credit, borrowings under the Agreements, and the disposition of capital assets related to facility closings. See "Business - Account Purchase Agreement" for a discussion of the terms of the sales of customer receivables by Montgomery Ward to Montgomery Ward Credit.

  Montgomery Ward and Lechmere's capital expenditures of $184 for 1994 were primarily related to opening 16 new stores, closing 2 stores, relocating 2 stores and implementing conversion strategies in conventional retail stores and various merchandise fixture and presentation programs. Montgomery Ward regularly reviews opportunities for acquisitions and joint ventures and regards such transactions as a possible source for future growth.

                                  1994      1993      1992

  Total Capital Expenditures . . .$ 184    $ 142      $ 146

  Capital appropriations
    authorized during the year . .$ 247    $ 149      $ 154

  Cancellations of prior
    year's appropriations. . . . .$(25)    $(23)      $(62)

  Unexpended capital
    appropriations at year-end . .$ 181    $ 143      $ 159


  Montgomery Ward and Lechmere are not contractually committed to spend all of the capital appropriations unexpended at December 31, 1994, but generally expect to do so.

  On May 20, 1994, the Board of Directors declared a cash dividend of $.50 per common share to shareholders of record on June 15, 1994, for a total of $22. This dividend was paid on June 23, 1994.

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations. (continued)

Discussion of Financial Condition (continued)

  Effective January 2, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments In Debt and Equity Securities" (FAS No. 115). Under FAS No. 115, all debt securities are classified as "available-for-sale" and are stated at fair market value with all changes in unrealized gains or losses included in Shareholders' Equity. The adoption of FAS No. 115 increased Investments of insurance operations by $20, Deferred income taxes by $7 and Unrealized gain on marketable securities by $13 as of January 2, 1994 and had no impact on the results of operations of the Company.



Item 8.  Financial Statements.
                                            Page

  Report of Independent Public
   Accountants . . . . . . . . . . . . . . . 28
  Consolidated Balance Sheet at
   December 31, 1994 and
   January 1, 1994 . . . . . . . . . . . . . 31
  For the 52-Week Periods Ended
   December 31, 1994 and January 1,
   1994 and the 53-Week Period
   Ended January 2, 1993
    Consolidated Statement of
     Income. . . . . . . . . . . . . . . . . 29
    Consolidated Statement of
     Shareholders' Equity. . . . . . . . . . 32
    Consolidated Statement of
     Cash Flows. . . . . . . . . . . . . . . 35
  Notes to Consolidated Financial
   Statements. . . . . . . . . . . . . . . . 37

                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders of Montgomery Ward Holding Corp.:

 We have audited the accompanying consolidated balance sheet of MONTGOMERY WARD HOLDING CORP. (a Delaware Corporation) AND SUBSIDIARY as of December 31, 1994 and January 1, 1994, and the related consolidated statements of income, shareholders' equity and cash flows for the fiscal years ended December 31, 1994, January 1, 1994 and January 2, 1993. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

 We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

 In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Montgomery Ward Holding Corp. and Subsidiary as of December 31, 1994 and January 1, 1994 and the results of their operations and their cash flows for the fiscal years ended December 31, 1994, January 1, 1994 and January 2, 1993, in conformity with generally accepted accounting principles.

 As discussed in Notes 6 and 8 to the consolidated financial statements, effective December 29, 1991, the Company changed its methods of accounting for postretirement benefits other than pensions and income taxes.








Arthur Andersen LLP
Chicago, Illinois,
February 14, 1995

                       MONTGOMERY WARD HOLDING CORP.
                     CONSOLIDATED STATEMENT OF INCOME
                           (Millions of dollars)

                                52-Week            53-Week
                              Period Ended       Period Ended
                          Dec. 31,     Jan. 1,     Jan. 2,
                            1994         1994       1993
Revenues
  Net sales, including
   leased and licensed
   department sales. . . . $6,573      $5,629        $5,427
  Direct response
   marketing revenues,
   including insurance . .    465         400           379
    Total Revenues . . . .  7,038       6,029         5,806

Costs and Expenses
  Cost of goods sold,
   including net
   occupancy and
   buying expense. . . . .  5,089       4,256         4,047
  Operating, selling,
   general and adminis-
   trative expenses,
   including benefits
   and losses of direct
   response operations
   (Note 16) . . . . . . .  1,712       1,570         1,564
  Interest expense
   (Note 17) . . . . . . .     58          43            45
    Total Costs and
     Expenses. . . . . . .  6,859       5,869         5,656

Income Before
  Income Taxes . . . . . .    179         160           150
Income Tax Expense
  (Note 8) . . . . . . . .     62          59            50

Net Income before
  cumulative effect
  of changes in
  accounting principles. .    117         101           100

Cumulative Effect of
  Changes in Accounting
  Principles:
   Income Taxes
    (Note 8) . . . . . . .      -           -            50
   Postretirement
    Benefits, net
    (Note 6) . . . . . . .      -           -          (90)

Net Income . . . . . . . .    117         101            60

Preferred Stock
  Dividend Requirements
  (Note 13). . . . . . . .      2           -             8

Net Income Applicable to
  Common Shareholders. . . $  115      $  101        $   52

              See notes to consolidated financial statements.

                       MONTGOMERY WARD HOLDING CORP.
               CONSOLIDATED STATEMENT OF INCOME (Continued)
              (Millions of dollars, except per share amounts)

                                52-Week            53-Week
                              Period Ended       Period Ended
                          Dec. 31,     Jan. 1,     Jan. 2,
                            1994         1994       1993
Net Income Per Class A
  Common Share before
  cumulative effect of
  changes in accounting
  principles . . . . . . . .$2.68       $2.29        $2.01

Cumulative effect of
  changes in accounting
  principles . . . . . . . .$   -       $   -       $(.88)

Net Income per Class A
  Common Share
 (Note 14) . . . . . . . . .$2.68       $2.29        $1.13

Net Income Per Class B
  Common Share before
  cumulative effect of
  changes in accounting
  principles . . . . . . . .$2.30       $2.04       $ 1.87

Cumulative effect of
  changes in accounting
  principles . . . . . . . .$   -       $   -       $(.82)

Net Income per Class B
  Common Share
   (Note 14) . . . . . . . .$2.30       $2.04        $1.05

Cash Dividends declared
  per Common Share
   Class A . . . . . . . . $  .50       $ .50       $  .25
   Class B . . . . . . . . $  .50       $ .50       $  .25








              See notes to consolidated financial statements.

                       MONTGOMERY WARD HOLDING CORP.
                        CONSOLIDATED BALANCE SHEET
                           (Millions of dollars)


                                  ASSETS

                                         December 31, January 1,
                                           1994          1994
Cash and cash equivalents. . . . . . . . . $   33       $   98
Short-term investments . . . . . . . . . .      3           19
Investments of insurance operations
  (Note 3) . . . . . . . . . . . . . . . .    314          296
    Total Cash and Investments . . . . . . .  350          413

Trade and other accounts receivable. . . . .  112           62
Accounts and notes receivable from
  affiliates (Note 4). . . . . . . . . . .      6            4
    Total Receivables. . . . . . . . . . . .  118           66

Merchandise inventories (Note 5) . . . . . .1,625        1,242
Prepaid pension contribution (Note 6). . . .  324          310
Properties, plants and equipment,
  net of accumulated depreciation
  and amortization (Note 7). . . . . . . . .1,399        1,263
Direct response and insurance
  acquisition costs. . . . . . . . . . . . .  322          295
Other assets . . . . . . . . . . . . . . .    402          246
Total Assets . . . . . . . . . . . . . . . $4,540       $3,835


                   LIABILITIES AND SHAREHOLDERS' EQUITY

Short-term debt (Note 11). . . . . . . . . $  144       $    -
Trade accounts payable . . . . . . . . . . .1,719        1,358
Federal income taxes payable (Note 8)  . . .   14            7
Accrued liabilities and other
  obligations (Notes 2, 4, 6, 9
  and 14). . . . . . . . . . . . . . . . .  1,234        1,197
Insurance policy claim reserves
  (Note 10). . . . . . . . . . . . . . . . .  236          237
Long-term debt (Note 11) . . . . . . . . . .  228          213
Obligations under capital leases
  (Note 12). . . . . . . . . . . . . . . .     81           89
Deferred income taxes (Note 8) . . . . . .    122          127
    Total Liabilities. . . . . . . . . . . .3,778        3,228

Commitments and Contingent
  Liabilities (Notes 11 and 18)

Redeemable Preferred Stock (Note 13) . . . .   75            -

Shareholders' Equity
  Common stock (Note 14) . . . . . . . . . .    -            -
  Capital in excess of par value . . . . . .   23           19
  Retained earnings. . . . . . . . . . . . .  751          658
  Unrealized gain on marketable
   equity securities . . . . . . . . . . .      2            3
  Less:  Treasury stock, at cost . . . . .   (89)         (73)
    Total Shareholders' Equity . . . . . .    687          607
Total Liabilities and
  Shareholders' Equity . . . . . . . . . . $4,540       $3,835



              See notes to consolidated financial statements.

                       MONTGOMERY WARD HOLDING CORP.
              CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
              (Millions of dollars, except per share amounts)

            Class A    Class B   Capital
            Common     Common       in
            Stock      Stock      Excess                   Treasury   Total
            $ .01      $ .01        of             Unre-    Stock,    Share-
             Par        Par        Par   Retained  alized     at     holders'
            Value      Value      Value  Earnings  Gains     Cost     Equity
            (Number of shares
             in thousands)
Balance,
 December
 29,1991
 as re-
 stated       21,190   25,000      $13      $499     $ 2     $(34)     $480
Net income
 before
 cumulative
 effect of
 changes in
 accounting
 principles        -        -        -       100       -        -      100
Cash divi-
 dends paid        -        -        -       (19)      -        -      (19)
Tax benefit
 of stock
 option exer-
 cises and
 other share
 exchanges         -        -        2        -        -        -        2
Change in
 unrealized
 gain on mar-
 ketable
 equity
 securities        -        -        -        -        1        -        1
Shares repur-
 chased as
 Treasury
 stock          (777)       -        -        -       -       (12)     (12)
Shares
 issued
 upon exer-
 cise of
 options         256        -        1        -       -         -        1
Shares
 issued
 upon exer-
 cise of
 conversion
 rights            3        -        -        -       -         -        -

Balance,
January
2,1993        20,672   25,000      $16     $580     $ 3      $(46)    $553

              See notes to consolidated financial statements.

                       MONTGOMERY WARD HOLDING CORP.
        CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (Continued)
              (Millions of dollars, except per share amounts)

             Class A Class B   Capital
             Common  Common      in
             Stock   Stock      Excess                     Treasury   Total
             $ .01   $ .01      of                 Unre-    Stock,    Share-
              Par      Par      Par      Retained  alized     at     holders'
             Value   Value     Value     Earnings  Gains     Cost     Equity
           (Number of shares
             in thousands)
Balance,
January
2,1993        20,672   25,000      $16      $580     $ 3     $(46)    $553

Net
 income            -        -        -       101       -        -      101
Cash
 dividends
 paid              -        -        -       (23)      -        -      (23)
Tax benefit
 of stock
 option exer-
 cises and
 other share
 exchanges         -        -        2        -        -        -        2
Shares repur-
 chased as
 Treasury
 stock        (1,258)       -        -        -        -      (27)     (27)
Shares
 issued
 upon exer-
 cise of
 options         193        -        1        -        -        -        1
Shares
 issued
 upon exer-
 cise of
 conversion
 rights            3        -        -        -        -        -        -

Balance,
January
1,1994        19,610   25,000       19      658        3      (73)     607

Cumulative
  effect of
  change in
  accounting
  principle        -         -       -        -       13        -       13

Balance,
January 1,
1994, as
restated     19,610    25,000      $19     $658      $16     $(73)    $620

              See notes to consolidated financial statements.

                       MONTGOMERY WARD HOLDING CORP.
        CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (Continued)
              (Millions of dollars, except per share amounts)

             Class A   Class B Capital
             Common    Common     in
             Stock     Stock    Excess                     Treasury   Total
             $ .01     $ .01      of              Unre-     Stock,    Share-
              Par       Par      Par    Retained  alized     at      holders'
             Value     Value    Value   Earnings  Gains     Cost      Equity
             (Number of shares
              in thousands)
Balance,
January 1,
1994, as
restated     19,610    25,000      $19      $658     $16     $(73)     $620

Net
 income           -         -        -       117       -        -       117
Cash
 dividends
 paid             -         -        -       (24)      -        -       (24)
Tax benefit
 of stock
 option exer-
 cises            -         -        1         -       -        -         1
Change in
  unrealized
  gain on
  marketable
  securities      -         -        -         -     (14)       -      (14)
Shares repur-
 chased as
 Treasury
 stock         (629)        -        -         -       -      (16)     (16)
Shares
 issued
 upon exer-
 cise of
 options        297         -        3         -       -        -        3
Shares
 issued
 upon exer-
 cise of
 conversion
 rights            2        -        -         -       -        -        -

Balance,
December
31,1994      19,280    25,000      $23      $751     $  2    $(89)     $687







              See notes to consolidated financial statements.

                       MONTGOMERY WARD HOLDING CORP.
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                           (Millions of dollars)

                                      52-Week             53-Week
                                    Period Ended        Period Ended
                              Dec. 31,       Jan. 1,       Jan. 2,
                                1994           1994         1993
Cash flows from operating
  activities:
   Net income before
    cumulative effect of
    changes in accounting
    principles . . . . . . .    $ 117         $ 101        $  100
   Adjustments to reconcile
    net income to net cash
    provided by operations:
     Depreciation and
       amortization. . . . . .    109            98            97
     Deferred income taxes . .     29            25            32
   Changes in operating
    assets and liabilities,
    net of businesses
    acquired:
     (Increase) decrease in:
       Trade and other accounts
        receivable                (38)           (9)            9
       Accounts and notes
        receivable from
        affiliates                 (2)           14            (1)
       Merchandise
        inventories. . . . . .   (243)         (204)          (38)
       Prepaid pension
        contribution . . . . .    (15)          (19)          (18)
       Other assets. . . . . .    (51)          (50)           57
     Increase (decrease) in:
       Accounts and notes
        payable to affiliates. .    -             -           (30)
       Trade accounts
        payable. .                291           148           (17)
       Accrued liabilities
        and other
        obligations. . . . . . .  (37)           33            21
       Federal income taxes
        payable, net . . . . . .    5            (1)          (34)
       Insurance policy
        claim reserves . . . .     (1)           (4)          (21)
       Deferred income taxes       (8)            -             -
       Net cash provided
        by operations. . . . .    156           132           157

Cash flows from investing
  activities:
   Acquisition of Lechmere
    net of cash acquired . .     (109)            -            -
   Acquisition of Smilesaver,
    net of cash acquired . . .    (11)            -            -
   Purchase of short-term
    investments. . . . . . .     (231)         (248)      (1,221)
   Purchase of investments
    of insurance
    operations . . . . . . .     (691)         (688)        (707)
   Sale of short-term
    investments. . . . . . . .    247           240        1,367
   Sale of investments
    of insurance
    operations . . . . . . . .    671           669          698
   Disposition of
    properties, plants
    and equipment, net . . . .      4             3            7
   Capital expenditures. . .     (184)         (142)        (146)
       Net cash used for
       investing
       activities . . . . . .   $(304)        $(166)       $  (2)



              See notes to consolidated financial statements.

                       MONTGOMERY WARD HOLDING CORP.
             CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
                           (Millions of dollars)

                                     52-Week                53-Week
                                   Period Ended          Period Ended
                             Dec. 31,        Jan. 1,       Jan. 2,
                               1994           1994          1993
Cash flows from financing
  activities:
   Proceeds from issuance
    of short-term
    debt . . . . . . . . .    $11,160         $7,718       $1,823
   Payments of short-term
    debt . . . . . . . . .    (11,016)        (7,718)      (1,823)
   Proceeds from issuance
    of long-term
    debt . . . . . . . . .        168            100            -
   Payments of Montgomery
    Ward long-term
    debt . . . . . . . . . .     (179)           (12)        (396)
   Payments of Lechmere
    long-term debt . . . . .      (88)             -            -
   Payments of obligations
    under capital leases . .       (8)            (6)          (7)
   Proceeds from issuance
    of common stock. . . . .        3              1            1
   Proceeds from issuance
    of preferred stock . . .       75              -            -
   Payments to redeem
    preferred stock. . . . .        -              -          (90)
   Cash dividends paid . . .      (24)           (23)         (19)
   Purchase of treasury
    stock, at cost . . . . .       (9)           (11)          (7)
   Tax benefit of stock
    options exercised
    and other share
    exchanges. . . . . . .          1              2            2
       Net cash provided
       by (used for)
       financing
       activities. . . . . .       83             51         (516)

Increase (Decrease) in cash
  and cash equivalents . . .      (65)            17         (361)

Cash and cash equivalents
  at beginning of period . .       98             81          442

Cash and cash equivalents
  at end of period . . . . .   $   33         $   98       $   81

              See notes to consolidated financial statements.

                       MONTGOMERY WARD HOLDING CORP.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (Dollar amounts in millions)


1.  Major Accounting Policies

Business Segments

 Montgomery Ward Holding Corp. (the Company or MW Holding) and its subsidiaries are engaged in retail merchandising and direct response marketing (including insurance) in the United States. Retail merchandising operations are conducted through Montgomery Ward and Montgomery Ward's indirectly, wholly-owned subsidiary Lechmere, Inc. (Lechmere), while direct response marketing operations are conducted primarily through Signature Financial/Marketing, Inc. (Signature), a wholly-owned subsidiary of Montgomery Ward. Signature markets consumer club products and insurance products through its subsidiaries. See Note 20 for information regarding these segments.


Principles of Consolidation; Use of Estimates

 The consolidated financial statements include the Company and all subsidiaries. Certain prior period amounts have been reclassified to be comparable with the current period presentation.

 The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


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


1. Major Accounting Policies (continued)

         Following is a summary of cash payments for interest and income taxes and non-cash financing and investing activities:

                                52-Week            53-Week
                              Period Ended       Period Ended
                          Dec. 31,   Jan. 1,     Jan. 2,
                            1994         1994       1993
 Cash paid for:
  Income taxes . . . . . . $  33           $ 46         $ 53
  Interest . . . . . . . . $  56           $ 55         $ 50

 Non-cash financing
  activities:
   Notes issued for
     purchase of
     Treasury stock. . . . $   7           $ 16         $  5

 Non-cash investing
  activities:
   Change in unrealized
     gain on marketable
     securities. . . . . . $(14)           $  -         $  1
   Like-kind exchange of
     assets. . . . . . . . $   5           $  6         $  -


The net cumulative effect of changes in accounting principles of $13 in 1994 and $40 in 1992 has no cash impact.


Investments

 Effective January 2, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments In Debt and Equity Securities" (FAS No. 115). Under FAS No. 115, all debt securities are classified as "available-for-sale" and are stated at fair market value with all changes in unrealized gains or losses included in Shareholder's Equity. The adoption of FAS No. 115 increased Investments of insurance operations by $20, Deferred income taxes by $7 and Unrealized gain on marketable securities by $13 as of January 2, 1994 and had no impact on the results of operations of the Company.

                       MONTGOMERY WARD HOLDING CORP.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                       (Dollar amounts in millions)


1.       Major Accounting Policies (continued)

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


Direct Response Marketing Revenues

         Life and accident and health insurance premiums, which are recognized as revenue when due from policyholders, are associated with related benefits and expenses to result in the recognition of profit over the terms of the policies. Property-liability insurance premiums and club membership dues are deferred and earned on a pro-rata basis over the terms of the policies and memberships. Unearned premiums and club memberships of $63 and $53 at December 31, 1994 and January 1, 1994, respectively, are included in Accrued liabilities and other obligations.

                       MONTGOMERY WARD HOLDING CORP.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                       (Dollar amounts in millions)


1.       Major Accounting Policies (continued)

Direct Response and Insurance Acquisition Costs

         Costs allocated to the insurance and club memberships in force at June 24, 1988, as well as the costs of acquiring new club memberships and insurance business (primarily marketing expenses), are included in Direct response and insurance acquisition costs.
Costs of acquiring new business have been deferred when considered recoverable.

         Acquisition costs are amortized in proportion to the revenue recognized. Amortization charged to income was $124, $111 and $106 for 1994, 1993 and 1992, respectively, and is included in Operating, selling, general and administrative expenses.


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

                       MONTGOMERY WARD HOLDING CORP.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                       (Dollar amounts in millions)


1.       Major Accounting Policies (continued)

Federal Income Tax

         The Company and its subsidiaries file a consolidated Federal income tax return. Insurance subsidiaries which had previously filed separate Federal income tax returns are expected to be included in the consolidated return to be filed for the 1994 tax year.

         Prior to 1992, the Company determined its income tax expense and related deferred federal income taxes in accordance with Statement of Financial Accounting Standards No. 96, "Accounting for Income
Taxes" (FAS 96). Effective December 29, 1991, the Company adopted the provisions of FAS 109, "Accounting for Income Taxes". See Note
8 for discussion of the impact on financial position and results of operations resulting from the adoption of FAS 109.


2.       Acquisition of Lechmere, Inc.

         Montgomery Ward acquired in a merger transaction all the stock of LMR Acquisition Corporation (LMR), which owns 100% of the stock of Lechmere, on March 30, 1994. The aggregate purchase price was comprised of an estimated price of $113 and a contingent purchase price of up to $20 in cash and the issuance of up to 400,000 shares of Class A Common Stock, Series 1 (or at the option of Montgomery
Ward, up to 400,000 shares of Class A Common Stock, Series 3). The contingent price is dependent on Lechmere achieving or exceeding a specified gross margin amount during the period commencing February
27, 1994 and ending February 25, 1995. Management believes that no payment of the contingent purchase price will be required.

         The closing price included a $10 promissory note (the Note) of Montgomery Ward, which bears interest at a rate of 4.87% per annum.
The Note is included in accrued liabilities and other obligations at December 31, 1994. Seventy-five percent of the accrued interest on and principal of the Note are payable 540 days after the date of the Note, and the balance is payable three years after the date of the Note. The Note, which is secured by a standby letter of credit, is to be reduced upon the occurrence of certain specified circumstances.

         As part of the closing, Montgomery Ward advanced approximately $88 and assumed $3 in obligations to enable Lechmere to retire its outstanding bank debt and subordinated debt.

                       MONTGOMERY WARD HOLDING CORP.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                       (Dollar amounts in millions)


2. Acquisition of Lechmere, Inc. (continued)

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

 The preliminary allocation is summarized as follows:

     Inventory . . . . . . . . . . . . . . . . . . . . $140
     Properties, Plants & Equipment. . . . . . . . . .   57
     Goodwill  . . . . . . . . . . . . . . . . . . . .  124
     Other Assets. . . . . . . . . . . . . . . . . . .   50
     Due to Montgomery Ward. . . . . . . . . . . . . . (88)
     Accounts Payable and other Liabilities. . . . . .(170)
                                                       $113

                       MONTGOMERY WARD HOLDING CORP.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                       (Dollar amounts in millions)


3.  Investments of Insurance Operations

  Following is a summary of Investments of insurance operations in securities other than related party investments. The fair values for marketable debt and equity securities are based on quoted market prices.
                                 December 31, 1994

                              Gross        Gross
  Type of                   Unrealized   Unrealized   Market
 Investment         Cost      Gains        Losses      Value

Fixed maturities
  Bonds:
   United States
    Govern-
    ment and
    government
    agencies
    and author-
    ities. . . . . $ 51         $ -           $ 2        $ 49
   Public
    utilities. . . . 73           6             -          79
   All other
    corporate
    bonds. . . . .   26           1             1          26
  Mortgage-backed
   securities. . .  115           -             6         109
     Total
     fixed
     maturi-
     ties. .        265           7             9         263

Equity
  securities:
   Common
    stock. . . . .    8           5             -          13
     Total
     equity
     securi-
     ties. .          8           5             -          13

Policy
  loans. . . . . . .  7           -             -           7
Short-term
  investments. . .   31           -             -          31
     Total
     Invest-
     ments .       $311         $12           $ 9        $314

                       MONTGOMERY WARD HOLDING CORP.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                       (Dollar amounts in millions)

3.  Investments of Insurance Operations (continued)

                                 January 1, 1994
                                                             Amount
                                                             at Which
                             Gross        Gross              Shown in
  Type of                  Unrealized   Unrealized   Market   Balance
 Investment      Cost        Gains        Losses     Value    Sheet

Fixed maturities
  Bonds:
   United States
    Govern-
    ment and
    government
    agencies
    and author-
    ities. . .    $ 67          $ 3           $ -      $ 70      $67
   Public
    utilities.      80           16             -        96       80
   All other
    corporate
    bonds. . .      26            1             -        27       26
  Mortgage-
   backed
   securities.      64            -             -        64       64
     Total
     fixed
     maturi-
     ties.         237           20             -       257      237

Equity
  securities:
   Common
    stock. . .       8            5             -        13       13
     Total
     equity
     securi-
     ties.           8            5             -        13       13

Policy
  loans. . . .       7            -             -         7        7
Short-term
  investments.      39            -             -        39       39
     Total
     Invest-
     ments        $291          $25           $ -      $316     $296

                       MONTGOMERY WARD HOLDING CORP.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                       (Dollar amounts in millions)


3.  Investments of Insurance Operations (continued)

  The amounts of fixed maturities as of December 31, 1994 are as follows:
                                            Amortized  Market
                                              Cost     Value

  Due in 1995. . . . . . . . . . . . . . . . .$ 12      $ 12
  Due in 1996 through 2000 . . . . . . . . . . 109       111
  Due in 2001 through 2005 . . . . . . . . . .  28        30
  Due in 2006 and beyond . . . . . . . . . . .   1         1
  Mortgage-backed securities . . . . . . . . . 115       109
                                              $265      $263


  Realized capital gains before income tax and changes in unrealized gains (losses) after income tax on fixed maturities, mortgage loans and equity securities are as follows:

                                         Fixed
                                        Maturities
                                      and Mortgage  Equity
                                         Loans      Securities
52-Week Period Ended December 31, 1994
 Realized. . . . . . . . . . . . . . . . . .$ -         $ -
 Unrealized. . . . . . . . . . . . . . . . $(2)         $ 4

52-Week Period Ended January 1, 1994
 Realized. . . . . . . . . . . . . . . . . .$ 1         $ -
 Unrealized. . . . . . . . . . . . . . . . .$ -         $ 3

53-Week Period Ended January 2, 1993
 Realized. . . . . . . . . . . . . . . . . .$ 1         $ -
 Unrealized. . . . . . . . . . . . . . . . .$ -         $ 3


4.  Accounts and Notes Receivable from Affiliates

 Montgomery Ward and Montgomery Ward Credit Corporation
(Montgomery Ward Credit), a subsidiary of GE Capital Corporation (GE Capital) have entered into an Account Purchase Agreement pursuant to which Montgomery Ward Credit purchases receivables from time to time and provides services to Montgomery Ward. Under this agreement, Montgomery Ward Credit has the exclusive right to operate the Montgomery Ward private label credit card system and the obligation to purchase for their face value (and Montgomery Ward is obligated to sell) all the receivables generated by the

                       MONTGOMERY WARD HOLDING CORP.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                       (Dollar amounts in millions)

4.  Accounts and Notes Receivable from Affiliates (continued)

Montgomery Ward private label credit card system, including those generated through MW Direct, up to $6,000 at any time outstanding. Montgomery Ward accounts for the transfer as a sale of the applicable receivables. Sales of receivables to Montgomery Ward Credit were $4,092, $3,991 and $3,489 for 1994, 1993 and 1992, respectively. At December 31, 1994 and January 1, 1994, there were $5,221 and $4,947 of Montgomery Ward credit card receivables owned by Montgomery Ward Credit, respectively. Amounts receivable from Montgomery Ward Credit pursuant to the sale of such receivables are included in Accounts and notes receivable from affiliates.

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

  Should Montgomery Ward Credit or its guarantor, GE Capital, fail to perform its obligations under the Account Purchase Agreement, Montgomery Ward would suffer an accounting loss up to the amount of Montgomery Ward's share of finance charges (as described below), net of applicable reserves carried by Montgomery Ward Credit. Montgomery Ward estimates that any accounting loss would be immaterial at December 31, 1994. Montgomery Ward Credit's obligations under the Account Purchase Agreement are not collateralized.

  Effective January 1, 1994, Montgomery Ward bears the entire risk of credit losses. Previously credit losses were shared.
Montgomery Ward's remaining liability for credit losses for 1991 through 1994 are payable to Montgomery Ward Credit in early 1998. In addition, the amounts payable by Montgomery Ward for credit losses for 1995 through 1997 may be deferred, and such deferred credit losses are also payable at Montgomery Ward's election in early 1998. Interest on Montgomery Ward's liability for credit losses is payable at a rate equal to rates on comparable borrowings of Montgomery Ward.

                       MONTGOMERY WARD HOLDING CORP.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                       (Dollar amounts in millions)

4.  Accounts and Notes Receivable from Affiliates (continued)


  In exchange for Montgomery Ward's agreement to allow Montgomery Ward Credit to increase finance charge rates in selected states, Montgomery Ward receives a share of incremental finance charges resulting from such increases which is available for offset as previously discussed and earns interest at the same rate. Incremental finance charges are generated only on purchases subsequent to the date such finance charge rates are increased. In the event that, due to the increase in finance charge rates, any refunds are required to be made, Montgomery Ward and Montgomery Ward Credit have agreed to share the financial risk. Legislation has from time to time been introduced in certain states which, if enacted, may require rescinding all or a portion of such rate increases, in which case, Montgomery Ward's share of rate increases may be substantially reduced.

  In addition to sharing incremental finance charges, with respect to each fiscal year, Montgomery Ward Credit will make a payment to Montgomery Ward of a share of all finance charges in an amount equal to (a) if credit losses are 5% or less of average gross receivables, the lesser of 3.9% of average gross receivables or the actual credit losses; (b) if credit losses are greater than 5% but less than or equal to 8% of average gross receivables, 3.9% of average gross receivables plus 50% of the amount by which actual credit losses exceed 5% of average gross receivables; or (c) if credit losses exceed 8% of average gross receivables, 5.4% of average gross receivables plus the amount by which credit losses exceed 8% of average gross receivables. In the event that finance charges billed during a fiscal year less the incremental finance charges referred to below are less than the amount computed above, the payments will be reduced to the amount of the finance charge less the incremental finance charge.

  The Company has executed notes for the credit losses which totalled $161 with respect to credit losses through 1994. The finance charge offset as of the end of 1994 was $24. Under the agreement, the notes payable to Montgomery Ward Credit are limited to $300 at any time, with any excess to be paid currently in cash. The Company does not expect credit losses for the period through 1997 to exceed the $300 limitation.

  The Account Purchase Agreement will be in effect until December
31, 2005, and thereafter from year to year unless either party gives ten years prior notice of its election to terminate.

                       MONTGOMERY WARD HOLDING CORP.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                       (Dollar amounts in millions)

5.  Merchandise Inventories

 Merchandise inventories are valued using the retail LIFO method, which matches current costs with current sales. If inventories had been valued using the first-in, first-out (FIFO) method, they would have been $133, $117 and $104 higher than those reported as of December 31, 1994, January 1, 1994 and January 2, 1993, respectively.

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

 The components of the pension credit were as follows:

                                52-Week            53-Week
                              Period Ended       Period Ended
                          Dec. 31,      Jan. 1,     Jan. 2,
                            1994         1994         1993
  Service cost-benefits
   earned during the
   period. . . . . . . . . .$(13)         $(11)         $(9)
  Interest cost on
   projected benefit
   obligation. . . . . . . . (46)          (45)         (44)
  Actual return on
   assets. . . . . . . . . .    4           101         (20)
  Deferral of unantici-
   pated investment
   performance . . . . . . .   72          (26)           91
  Amortization of
   unrecognized
   net loss. . . . . . . . .  (2)             -            -
  Net pension credit . . . .$  15         $  19          $18

  Assumptions:
   Discount rate . . . . . . 7.5%          8.5%         9.0%
   Increase in future
    compensation . . . . . . 6.0%          6.0%         6.0%
   Rate of return
    on plan assets . . . . . 9.5%          9.5%         9.0%

                       MONTGOMERY WARD HOLDING CORP.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                       (Dollar amounts in millions)

6.  Retirement Plans (continued)

  The funded status of the defined benefit pension plan was as follows:
                                        December 31, January 1,
                                          1994        1994
  Actuarial present value of
   accumulated benefit
   obligation:
    Vested . . . . . . . . . . . . . . . . $576         $565
    Nonvested. . . . . . . . . . . . . . .    4            4

  Accumulated benefit obligation . . . . .  580          569
  Additional amounts related
   to projected increases in
   compensation levels . . . . . . . . . .   23            9

  Projected benefit obligation . . . . . .  603          578
  Plan assets at fair value,
   primarily in equity and
   fixed income securities . . . . . . . .  789          863

  Plan assets in excess of projected
   benefit obligation. . . . . . . . . . . $186         $285

  Consisting of:
   Unrecognized net loss
    since initial
    application of FAS 87. . . . . . . . $(140)        $(28)
   Unrecognized prior
    service cost since
    initial application
    of FAS 87. . . . . . . . . . . . . .  $  2         $   3
    Prepaid pension contribution . . . .  $324         $ 310


  The projected benefit obligation was determined using an assumed discount rate of 8.5% at December 31, 1994 and 7.5% at January 1, 1994 and an assumed rate of increase in future compensation levels of 6% for 1994 and 1993. Unrecognized net gains and losses and prior service costs are amortized over the average future service period.

  The savings and profit sharing plan includes a voluntary savings feature for eligible associates and matching company contributions based on a fixed percentage of certain associates' contributions. The company matching expense was $6 for each of 1994, 1993 and 1992.

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

  In the fourth quarter of 1992, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" as of December 29, 1991. This statement requires the accrual of the cost of providing postretirement benefits, including medical and life insurance coverage, during the active service period of the associate. The Company elected to immediately recognize the accumulated postretirement liability. This resulted in a one-time, after-tax charge of $90 (after reduction for income taxes of $59). The effect of this change on 1992 earnings was not material. Prior to 1992, the Company recognized expense in the year the benefits were provided.

  The components of the net periodic postretirement benefit cost were as follows:
                                        1994    1993   1992

   Service Cost. . . . . . . . . . . . . $ 2     $ 2    $ 2
   Interest cost on accumulated
    postretirement benefit
    obligation . . . . . . . . . . . . .  11      12     12
   Net periodic postretirement
    benefit cost . . . . . . . . . . . . $13     $14    $14

                       MONTGOMERY WARD HOLDING CORP.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                       (Dollar amounts in millions)

6.  Retirement Plans (continued)

  The status of the Company's liability for postretirement benefits at December 31, 1994 and January 1, 1994, which are included in Accrued liabilities and other obligations is as follows:


                                                1994    1993

   Accumulated postretirement
    benefit obligation:
     Retirees. . . . . . . . . . . . . . . . . .$104    $120
     Fully eligible active associates. . . . . .  18      20
     Other active associates . . . . . . . . . .  26      25
     Total accumulated
       postretirement benefit
       obligation. . . . . . . . . . . . . . . . 148     165
    Unrecognized loss. . . . . . . . . . . . . . (4)    (22)
    Accrued postretirement
     benefit obligation. . . . . . . . . . . . .$144    $143


  The weighted average discount rate used in measuring the accumulated postretirement benefit obligation was 8.5% at December 31, 1994 and 7.5% at January 1, 1994. The assumed health care cost trend rate and the impact of a 1% increase in the medical trend rate on the accumulated postretirement benefit obligation, service cost and interest cost are not applicable due to caps established on current cost levels.

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

                       MONTGOMERY WARD HOLDING CORP.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                       (Dollar amounts in millions)

7. Properties, Plants and Equipment

   The details of the properties, plants and equipment accounts are shown below at cost:
                                  December 31,     January 1,
                                     1994             1994

Land     . . . . . . . . . . . . . . $  197           $  177
Buildings. . . . . . . . . . . . . .    860              778
Leasehold improvements . . . . . . .    319              289
Fixtures and equipment . . . . . . .    503              401
Assets under capital leases. . . . .    111              113
Less accumulated depreciation
         and amortization. . . . . .  (591)            (495)
Properties, Plants, and
         Equipment, net. . . . . . . $1,399           $1,263

         Gains or (losses) on the sale of properties were $1, $0 and $(2) for 1994, 1993 and 1992, respectively. Accumulated amortization on capital lease assets was $49 and $43 for 1994 and 1993, respectively.

8. Income Taxes

   In the fourth quarter of 1992, the Company adopted FAS 109, "Accounting for Income Taxes", as of December 29, 1991. The cumulative effect on prior years' net income of the adoption of this statement was a credit of $50.

         The Company has alternative minimum tax (AMT) credits of $24, $31 and $31 as of December 31, 1994, January 1, 1994 and January 2,
1993, respectively, available to offset future Federal income tax liabilities. The Company also has targeted jobs tax credit carryforwards of $9 available as of December 31, 1994, which expire beginning in 2007.

         The approximate tax effects of temporary differences and carryforwards that give rise to the deferred tax liability are as follows:
                                                 December 31,    January 1,
                                                    1994            1994
  Accrued liabilities. . . . . . . . . . . . . . . .$(169)          $(222)
  Postretirement benefits. . . . . . . . . . . . . .  (56)            (56)
  Insurance reserves . . . . . . . . . . . . . . . .  (61)              -
  Other deferred tax assets. . . . . . . . . . . . .  (23)            (27)
   Total deferred tax assets . . . . . . . . . . . . (309)           (305)

  Prepaid pension contribution . . . . . . . . . . .   128             121
  Direct response and insurance
   acquisition costs . . . . . . . . . . . . . . . .   127             114
  Property, plants and equipment . . . . . . . . . .   133             133
  Other deferred tax liabilities . . . . . . . . . .    47              68
   Total deferred tax liabilities. . . . . . . . . .   435             436

  AMT and other credit carryforwards . . . . . . . .  (36)            (31)
  Valuation allowance. . . . . . . . . . . . . . . .    32              27
   Net deferred tax liability. . . . . . . . . . . . $ 122           $ 127

                       MONTGOMERY WARD HOLDING CORP.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                       (Dollar amounts in millions)

8. Income Taxes (continued)

 Income tax expense consists of:
                                52-Week            53-Week
                              Period Ended       Period Ended
                          Dec. 31,     Jan. 1,     Jan. 2,
                            1994         1994       1993
  Federal
   Currently payable . . . .$25          $28          $15
   Deferred. . . . . . . . . 29           25           32
  State, local
   and foreign . . . . . . .  8            6            3
  Total income
   tax expense . . . . . . .$62          $59          $50


  A reconciliation of the statutory to effective federal income tax rate is as follows:
                                52-Week            53-Week
                              Period Ended       Period Ended
                          Dec. 31,   Jan. 1,     Jan. 2,
                            1994         1994       1993
  Federal income
   tax rate. . . . . . . . .35%          35%           34%
  State taxes, net
   of reduction of
   Federal tax . . . . . . .  3            2             1
  Targeted Jobs
   Tax Credit. . . . . . . .(3)          (1)           (2)
  Impact of increase
   in statutory rate . . . .  -            1             -
  Permanent differences. .  (1)            -             -
  Effective income
   tax rate. . . . . . . .  34%          37%           33%


  Permanent differences include the 1994 settlement of income tax assessments for the taxable years ending December 31, 1988 through December 29, 1990. Montgomery Ward had previously provided for these assessments and the related deferred income taxes were adjusted in 1994 to reflect the impact of this settlement.

                       MONTGOMERY WARD HOLDING CORP.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                       (Dollar amounts in millions)


9.  Deferred Service Contract Revenue

  The Company sells product service contracts on its own behalf, and beginning in 1994, on behalf of Virginia Surety Company, Inc.
(VSC). The Company recognizes the revenue related to sales of Montgomery Ward service contracts in proportion to the costs expected to be incurred in performing services under the contracts. Deferred service contract revenue of $231 and $239 at December 31, 1994 and January 1, 1994, respectively, is included in Accrued liabilities and other obligations. The Company recognizes the revenue, net of the fixed payment due to VSC on sales of VSC contracts at time of the sale. VSC insured contracts comprised 17% of sales of service contracts to Montgomery Ward customers in 1994. Montgomery Ward has contracted with VSC to provide repair services to VSC.


10. Insurance Policy Claim Reserves

  The Company's insurance subsidiaries are involved in both the cession and assumption of reinsurance with other companies. Risks are reinsured with other companies to permit the recovery of a portion of the direct losses. Policy related liabilities and accruals, including incurred but not reported claims, are included in the financial statements as Insurance policy claim reserves, and reinsurance ceded is reflected as a component of Other assets. The Company remains liable to the extent the reinsuring companies cannot meet their obligations under these reinsurance treaties.

                       MONTGOMERY WARD HOLDING CORP.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                       (Dollar amounts in millions)

10. Insurance Policy Claim Reserves (continued)

  Premium revenues, which are included in Direct response marketing revenues, are as follows:
                                                      Percentage
                          Ceded To   Assumed           of Amount
                  Gross    Other     from Other   Net    Assumed
                  Amount  Companies  Companies   Amount  To Net

52-Week Period
  Ended Decem-
  ber 31, 1994:

Life insurance
  in force . .   $5,729    $ 93        $ -     $5,636     0.0%

Premiums
  Life
   insurance .   $   50    $  1       $  3     $   52     5.8%
  Accident and
   health
   insurance . .     76       -         11         87    12.6%
  Property and
   liability
   insurance .       62       9          -         53     0.0%
    Total. . .   $  188    $ 10       $ 14     $  192     7.3%


52-Week Period
  Ended Janu-
  ary 1, 1994:

Life insurance
  in force . .   $5,438    $102        $ -     $5,336     0.0%

Premiums
  Life
   insurance .   $   45    $  1        $ 3     $   47     6.4%
  Accident and
   health
   insurance . .     67       -         13         80    16.3%
  Property and
   liability
   insurance .       51       8          -         43     0.0%
    Total. . .   $  163    $  9        $16     $  170     9.4%

53-Week Period
  Ended Janu-
  ary 2, 1993:

Life
  insurance
  in force . .   $5,325    $114        $ -     $5,211     0.0%

Premiums
  Life
   insurance .   $   45    $  1        $ 3     $   47     6.4%
  Accident and
   health
   insurance . .     66       -         16         82    19.5%
  Property and
   liability
   insurance .       49       8          -         41     0.0%
    Total. . .   $  160    $  9        $19     $  170    11.2%

                       MONTGOMERY WARD HOLDING CORP.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                       (Dollar amounts in millions)

11. Short-Term and Long-Term Debt

    The long-term debt of Montgomery Ward and its subsidiaries is as follows:
                                       December 31,   January 1,
                                           1994        1994
Montgomery Ward
 Note Purchase Agreements; Senior Notes
  Series A to Series G due in 1998
  to 2005 at 7.07% to 8.18% interest
  rates. . . . . . . . . . . . . . . . . .  $100        $100
 Economic Development Revenue Bonds,
  due in 1994 at 9.5% interest rate. . . . .   -           5
 Commercial Development Revenue Bonds,
  due in 2013 at 4.15% interest rate,
  adjusted at three-year intervals . . . .     5           5
 Other . . . . . . . . . . . . . . . . . . .   2           2

Montgomery Ward Real Estate Subsidiaries
 4 3/4% Secured Notes, due serially
  to January 15, 1995. . . . . . . . . . . .   1           2
 11 1/2% Secured Note, due serially
  to September 1, 2001 . . . . . . . . . .    15          17
 7 1/2% Secured Note, due serially
  to November 30, 2002 . . . . . . . . . . .   6           7
 9.45% Secured Notes, due serially
  to November 30, 2003 . . . . . . . . . . .  18          19
 7 3/4% Secured Notes, due serially
  to August 31, 2004 . . . . . . . . . . . .  20          22
 7 7/8% Secured Notes, due serially
  to December 15, 2005 . . . . . . . . . . .   9          10
 9% Secured Notes, due serially to
  January 1, 2006. . . . . . . . . . . . . .  13          14
 Other . . . . . . . . . . . . . . . . . . .  10          10

Lechmere
 9.65% Secured Mortgage Notes, due
  October 31, 1996 . . . . . . . . . . . . .  24           -
 Other . . . . . . . . . . . . . . . . . . .   5           -
     Total long-term debt. . . . . . . . . .$228        $213


 The amounts of long-term debt that become due during the fiscal years 1995 through 1999 are as follows: 1995--$8, 1996--$33,
1997--$10, 1998--$20 and 1999--$10.

                       MONTGOMERY WARD HOLDING CORP.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                       (Dollar amounts in millions)

11. Short-Term and Long-Term Debt (continued)

  Montgomery Ward has entered into a Long Term Credit Agreement (Long Term Agreement) dated as of September 15, 1994 with various lenders. The Long Term Agreement, which expires September 15, 1999, provides for a revolving facility in the principal amount of $603. As of December 31, 1994, no borrowings were outstanding under the Long Term Agreement. Concurrently, Montgomery Ward also entered into a Short Term Credit Agreement (Short Term Agreement) dated as of September 15, 1994 with various lenders. The Short Term Agreement, which expires September 14, 1995, provides for a revolving facility in the principal amount of $297. As of December 31, 1994, $144 was outstanding under the Short Term Agreement.

  Proceeds from borrowings under the Long Term Agreement and the Short Term Agreement (collectively, the Agreements) were used to pay all borrowings outstanding under an Amended and Restated Credit Agreement dated as of September 22, 1992, a Short Term Credit Agreement dated as of September 22, 1992 and a Term Loan Agreement dated as of November 24, 1993 and the agreements were terminated.

  Under the Agreements, Montgomery Ward may select among several interest rate options, including a rate negotiated with one or more of the various lenders. The interest rates for the aforementioned bank borrowings are based on market rates and significant increases in market interest rates will increase interest payments required. A commitment fee is payable based upon the unused amount of each facility, although under certain circumstances, an additional fee may be payable to lenders not participating in a negotiated rate loan. The weighted average interest rate paid under the Agreements was 4.9% for 1994.

  During the fourth quarter of 1994, Montgomery Ward entered into interest rate exchange and cap agreements with various banks to offset the market risk associated with an increase in interest rates under both the Long Term Agreement and Short Term Agreement. The aggregate notional principal amounts under the interest rate exchange agreements is $100 in 1994, $175 in 1995 through 1997 and $75 in 1998 through 1999. Under the terms of the interest rate exchange agreements, Montgomery Ward pays the banks a weighted average fixed rate of 7.2% in 1994, 7.4% from 1995 through 1997 and 7.6% from 1998 through 1999 and will receive the one-month daily average London Interbank Offered (LIBO) rate in each case multiplied by the notional principal amount. The average aggregate notional principal amounts under the various cap agreements is $63 in the fourth quarter of 1994, $154 in 1995, $158 in 1996 and $113 in 1997. Under the terms of the cap agreements, Montgomery Ward

                       MONTGOMERY WARD HOLDING CORP.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                       (Dollar amounts in millions)

11. Short-Term and Long-Term Debt (continued)

receives payments from the banks when the one-month daily average LIBO rate exceeds the 5.0% cap strike in 1994, 5.5% cap strike rate in 1995, 6% cap strike rate in 1996 and 7.0% cap strike rate in 1997. Such payments will equal the amount determined by multiplying the notional principal amount by the percentage, if any, by which the one-month daily average LIBO rate exceeds the cap strike rate. Montgomery Ward is exposed to credit risk in the event of nonperformance by the other parties to the interest rate exchange and cap agreements; however, Montgomery Ward anticipates full performance by the counterparties. The fair market value of the exchange and cap agreements at December 31, 1994 was $11. Fair value is estimated based upon the amount that Montgomery Ward would receive or pay to terminate the agreements as of the reporting date, utilizing quoted prices for comparable contracts.

  The Agreements and the Note Purchase Agreements impose various restrictions on Montgomery Ward, including the satisfaction of certain financial tests which include restrictions on payments of dividends. Under the terms of the Agreements, which are currently the most restrictive of the financing agreements as to dividends, distributions and redemptions, Montgomery Ward may not pay dividends or make any other distributions to the Company or redeem any Common Stock in excess of (1) $63 on a cumulative basis, plus
(2) 50% of Consolidated Net Income of Montgomery Ward (as defined in the Agreements) after January 1, 1994, plus (3) any repayment by the Company of any loan or advance made by Montgomery Ward to the Company which was received after January 1, 1994, plus (4) capital contributions received by Montgomery Ward after January 1, 1994, plus (5) net proceeds received by Montgomery Ward from (a) the issuance of capital stock including treasury stock but excluding Debt-Like Preferred Stock (as defined in the Agreements), or (b) any indebtedness which is converted into shares of capital stock other than Debt-Like Preferred Stock of Montgomery Ward or the Company, after January 1, 1994, plus (6) an adjustment of $45 for 1994 through 1996, $30 in 1997 and $15 in 1998. The Montgomery Ward Preferred discussed in Note 13 constitutes Debt-Like Preferred Stock for purposes of the dividend restrictions under the Agreements. At December 31, 1994, Montgomery Ward could pay dividends and make other distributions to the Company of $124 pursuant to the terms of the Agreements. To date, Montgomery Ward has been in compliance with all such financial tests.

  Montgomery Ward has outstanding Commercial Development Revenue
Bonds, which are adjusted to the market rate of interest at three-year intervals. The rate was adjusted to 4.15% in 1992.

                       MONTGOMERY WARD HOLDING CORP.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                       (Dollar amounts in millions)

11. Short-Term and Long-Term Debt (continued)

  The Secured Notes of the real estate subsidiaries and the secured Mortgage Notes of Lechmere are secured by mortgage liens and/or assignments of rental agreements whereby the real estate subsidiaries have assigned to trustees certain monies payable under leases with Montgomery Ward. At December 31, 1994, assets with a net book value of approximately $228 represented collateral for certain of these secured notes.

  The market value of the Company's long-term debt of $212 is estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

12. Leases

  The Company leases real and personal property principally through noncancelable capital and operating leases, which generally provide for the payment of minimum rentals and, in certain instances, executory costs and additional rentals based upon a percentage of sales. The terms of the real estate leases typically contain renewal options for additional periods.

  At December 31, 1994, the minimum lease payments under all noncancelable operating leases with an initial term of more than one year, not including $17 of future sublease rentals, and under capital leases are as follows:
                                             Capital  Operating
                                             Leases   Leases

  1995 . . . . . . . . . . . . . . . . . . . .$ 15       $113
  1996 . . . . . . . . . . . . . . . . . . . .  14        105
  1997 . . . . . . . . . . . . . . . . . . . .  13         95
  1998 . . . . . . . . . . . . . . . . . . . .  13         87
  1999 . . . . . . . . . . . . . . . . . . . .  12         79
  Later Years. . . . . . . . . . . . . . . . .  57        807
   Total Minimum Lease Payments. . . . . . . .$124     $1,286

  Less Executory Costs, principally
   real estate taxes to be paid
   by the lessor . . . . . . . . . . . . . . . (5)
  Less Imputed Interest. . . . . . . . . . . .(38)

   Present Value of Net Minimum
    Capital Lease Payments
    Including Portion due within
    one year of $7 . . . . . . . . . . . . . .$ 81

                       MONTGOMERY WARD HOLDING CORP.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                       (Dollar amounts in millions)

12. Leases (continued)

  Net rent expense charged to earnings was $130 for 1994, $104 for 1993 and $101 for 1992 after deducting rentals from subleases of $9 in 1994, $9 in 1993 and $10 in 1992. Rent expense includes contingent lease rentals for capital and operating leases of $13 for 1994, $11 for 1993 and $11 for 1992. These contingent lease rentals are generally based on sales revenues.

  Some rental agreements contain escalation provisions that may require higher future rent payments. Rent expense incurred under rental agreements which contain escalation clauses is recognized on a straight-line basis over the life of the lease.


13. Redeemable Preferred Stock

  Effective September 30, 1992, Montgomery Ward declared a dividend payable to the Company and the Company redeemed all of its outstanding shares of Preferred Stock, including 500 shares of Senior Preferred Stock, par value $1.00 per share, and 400 shares of Junior Preferred Stock, par value $1.00 per share, all of which were held by GE Capital. The aggregate redemption prices for the Senior Preferred Stock and the Junior Preferred Stock were $50 and $40, respectively, and accrued dividends thereon were $3.
Dividends had been paid quarterly at an annual rate of $11,500 per share and $12,000 per share for the Senior Preferred Stock and Junior Preferred Stock, respectively.

  On April 27, 1994, the Company's Certificate of Incorporation was amended to authorize the issuance of a new series of senior preferred stock (Senior Preferred Stock). On that date, the Company issued all of the 750 shares of Senior Preferred Stock authorized by the Certificate of Incorporation to General Electric Capital Corporation in exchange for $75 in cash. The Company used the proceeds to acquire 750 shares of a new issue of senior preferred stock of Montgomery Ward (Montgomery Ward Preferred) for $75 and Montgomery Ward used the proceeds to reduce short-term borrowings.

  Dividends on the Senior Preferred Stock are payable quarterly at an annual rate of $4,850 per share. The Company is required to redeem all or any portion of the Senior Preferred Stock upon four months' written notice by the holders on or after April 28, 1999.

                       MONTGOMERY WARD HOLDING CORP.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
          (Dollar amounts in millions, except per share amounts)

14. Common Stock

  The Company has the following authorized classes of common stock:

   Class A Common Stock, Series 1; $.01 par value; 25,000,000 shares authorized; 19,074,118 shares issued and outstanding, net of 5,925,882 shares held in treasury.

   Class A Common Stock, Series 2; $.01 par value; 5,412,000 shares authorized; 206,364 shares issued and outstanding, net of 678,982 shares held in treasury.

   Class A Common Stock, Series 3; $.01 par value; 2,400,000 shares authorized; no shares issued or outstanding.

   Class B Common Stock; $.01 par value; 25,000,000 shares authorized, issued and outstanding; all owned by GE Capital.

  The Company has repurchased 4,187,550 shares held by certain former officers of the Company, Montgomery Ward and Signature and their permitted transferees by making cash payments and issuing installment notes in the aggregate of approximately $62. As of December 31, 1994, the outstanding balance of these notes was $26. These installment notes bear interest at varying rates, are payable over multi-year periods (generally three to five years) and are secured by shares of Common Stock, the fair market value of which is equal to the outstanding principal amount under each note. The notes are classified as Accrued liabilities and other obligations. Under all of the Agreements, Montgomery Ward expects to be able to advance the Company sufficient funds to allow the Company to make the required installment payments in 1995.

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

                       MONTGOMERY WARD HOLDING CORP.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
          (Dollar amounts in millions, except per share amounts)

14. Common Stock (continued)

  Net income per common share is computed as follows:

                                             52-Week Period Ended
                                               December 31, 1994
                                             Class A     Class B
Earnings available for Common Share-
  holders, after deducting preferred
  stock dividend requirements. . . . .        $57          $58

Weighted average number of common
  and common equivalent shares
  (stock options) outstanding. . . . . 21,407,379   25,000,000

Earnings per share . . . . . . . . . .      $2.68        $2.30



                                             52-Week Period Ended
                                               January 1, 1994
                                             Class A     Class B
Earnings available for Common
  Shareholders . . . . . . . . . . . .        $50          $51

Weighted average number of common
  and common equivalent shares
  (stock options) outstanding. . . . . 21,805,203   25,000,000

Earnings per share . . . . . . . . . .      $2.29        $2.04



                                             53-Week Period Ended
                                               January 2, 1993
                                             Class A  Class B
Earnings available for Common Share-
  holders, after deducting preferred
  stock dividend requirements and
  cumulative effect of changes in
  accounting principles. . . . . . . .        $26           $26

Weighted average number of common
  and common equivalent shares
  (stock options) outstanding. . . . . 22,537,539    25,000,000

Earnings per share . . . . . . . . . .      $1.13         $1.05

                       MONTGOMERY WARD HOLDING CORP.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
          (Dollar amounts in millions, except per share amounts)

15. Stock Ownership Plan

         The Montgomery Ward & Co., Incorporated Stock Ownership Plan was adopted effective July 19, 1988. A total of 1,000,000 Class A
Common Stock, Series 1, 5,412,000 shares of Class A Common Stock,
Series 2, and 2,000,000 shares of Class A Common Stock, Series 3, have been reserved for issuance under the plan. Key associates of Montgomery Ward and its subsidiaries are eligible to participate and may receive awards, purchase rights and options. Awards are grants of shares for no consideration. Options for 2,926,286 and 1,484,302 of Class A Common Stock, Series 2 shares were exercisable at December 31, 1994 and January 1, 1994, respectively.

         Following is a summary of activity under the plan.

                                                  Option Price
                                         Options      Range

 Outstanding December 28, 1991 . . . . 2,944,967   $0.20-$14.79
 Granted, 1992 . . . . . . . . . . . . 1,377,478  $15.11-$18.75
 Exercised, 1992 . . . . . . . . . . . (256,367)   $0.20-$15.11
 Cancellations, 1992 . . . . . . . . . (469,170)   $0.20-$18.75
 Outstanding January 2, 1993 . . . . . 3,596,908   $0.20-$18.75
 Granted, 1993 . . . . . . . . . . . . 1,979,105  $18.75-$22.50
 Exercised, 1993 . . . . . . . . . . . (192,864)   $0.20-$18.75
 Cancellations, 1993 . . . . . . . . . (520,083)   $0.20-$22.50
 Outstanding January 1, 1994 . . . . . 4,863,066   $0.20-$22.50
 Granted, 1994 . . . . . . . . . . . . 2,010,236  $12.50-$26.50
 Exercised, 1994 . . . . . . . . . . . (297,415)   $0.20-$22.50
 Cancellations, 1994 . . . . . . . . . (890,285)   $0.20-$26.50
 Outstanding, December 31, 1994. . . . 5,685,602   $0.20-$26.50


 During 1991, the Board of Directors approved the Directors Plan. The Directors Plan was established to, among other things, allow outside directors to receive all or any portion of the fees for their services as directors of the Company and Montgomery Ward via conversion rights in Series 1 or Series 2 shares. In 1994, 1993 and 1992, 2,489, 3,466 and 3,332 Series 1 shares were issued from treasury as payment for directors fees, respectively.

                       MONTGOMERY WARD HOLDING CORP.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                       (Dollar amounts in millions)

16. Benefits and Losses

 Operating, selling, general and administrative expenses include benefits and losses related to direct response marketing operations of $102, $93 and $97 for the 52-week periods ended December 31, 1994 and January 1, 1994 and the 53-week period ended January 2, 1993, respectively.


17. Interest Expense, Net of Investment Income

 Net interest expense is as follows:

                                52-Week            53-Week
                              Period Ended       Period Ended
                          Dec. 31,   Jan. 1,     Jan. 2,
                            1994         1994       1993

  Interest on short-term
   borrowings. . . . . . . . .$19          $ 12          $ 4
  Interest on long-term
   debt and obligations
   under capital leases. . . . 30            24           41
  Miscellaneous interest,
   net . . . . . . . . . . . . 11             8            6
  Investment income. . . . .  (2)           (1)          (6)
  Total interest expense,
   net of investment
   income. . . . . . . . . . .$58           $43          $45


18. Litigation and Other Proceedings

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

                       MONTGOMERY WARD HOLDING CORP.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
          (Dollar amounts in millions, except per share amounts)

19. Related Party Transactions

   Substantially all shares of Class A Series 1 and Series 2
Common Stock, except those held by the Chairman and Chief Executive Officer of the Company and a trust established for the benefit of his children, are held by a Voting Trust which was created in 1988. In 1994, a second voting trust was created to hold shares of Class A Series 3 Common Stock. A Voting Trustee (currently the Chairman and Chief Executive Officer of the Company) has sole voting power and control of all shares held by both Voting Trusts. The 1988 Voting Trust will expire June 21, 1998 or upon the occurrence of certain specified events in accordance with the Voting Trust Agreement. The 1994 Voting Trust has no expiration date but may expire upon the occurrence of certain specified events in accordance with the Voting Trust Agreement.

   The Company engages in various transactions with GE Capital as described in Notes 4, 13 and 14.

   In December, 1994, Montgomery Ward signed a letter of intent to acquire an equity interest in ValueVision International, Inc. (ValueVision). ValueVision provides television programming within the emerging home shopping industry. Under the proposed agreement, Montgomery Ward will purchase 1,280,000 unregistered shares of common stock of ValueVision at $6.25 per share, which represents approximately 4.7% of the issued and outstanding shares of common stock of ValueVision. Montgomery Ward will also receive warrants to purchase an additional 25 million shares of common stock of ValueVision with exercise prices ranging from $6.50 to $17.00 per share, with an average exercise price of $9.16 per share. The warrants vest over time, subject to the vesting termination and acceleration provisions in the agreement.

   In July, 1994, Montgomery Ward, through a subsidiary, became a limited partner in Merchant Partners Limited Partnership. The purpose of this partnership is to invest in new and emerging growth businesses and leveraged buy-outs to achieve a superior rate of return. Montgomery Ward made a capital contribution of $1 in 1994. Per the terms of the agreement, additional funding may be required within limitations set forth in the agreement. The cumulative maximum capital contribution is $40.

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

                       MONTGOMERY WARD HOLDING CORP.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                       (Dollar amounts in millions)

19. Related Party Transactions (continued)

Montgomery Ward made a $5 initial capital contribution in 1992.
Per the terms of the agreement, no further capital contributions are required.

   Montgomery Ward paid on behalf of those associates and past associates of Montgomery Ward and certain of its subsidiaries who purchased stock in the Company in 1988, the legal fees and related costs and expenses in connection with certain deficiencies in tax assessed by the Internal Revenue Service, and certain Tax Court cases. All assessments were settled in 1994. Montgomery Ward paid approximately $4 in 1993 and $1 in 1992 for services rendered in connection with the aforementioned matters.

   In November 1991, the Board of Directors approved a line of credit program for certain associates, including directors who are associates and executive officers of the Company (Line of Credit Program). Under the Line of Credit Program, the Company arranged with banks (Program Banks) for lines of credit of up to $10 in the aggregate for all participants in the Line of Credit Program. As of December 31, 1994, an aggregate of $5 was available under the Line of Credit Program. Any associate who borrows money from the Program Banks under the Line of Credit Program is required to pledge to such Program Banks as collateral a number of shares owned by such associate, the fair market value of which is equal to twice the amount the associate borrows. In the event any associate should default upon his or her repayment obligations, the Company anticipates that it will repurchase that individual's note from the Program Banks, together with the Banks' security interest in the pledged stock, at the face amount of the note plus up to one year's interest. At December 31, 1994, the borrowings outstanding under the Line of Credit Program were less than $1.

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

                                52-Week            53-Week
                              Period Ended       Period Ended
                          Dec. 31,   Jan. 1,     Jan. 2,
                            1994         1994       1993
  Total Revenues
   Retail Merchandising. . $6,573        $5,629       $5,427
   Direct Response
    Marketing. . . . . . .    465           400          379
     Total . . . . . . . . $7,038        $6,029       $5,806

  Operating Earnings
   Retail Merchandising. . $  208        $  171       $  198
   Direct Response
    Marketing. . . . . . . .   60            54           52
   Corporate and Other . .   (89)          (65)        (100)
    Total. . . . . . . . . $  179        $  160       $  150

  Identifiable Assets
   Retail Merchandising. . $3,317       $ 2,627       $2,391
   Direct Response
    Marketing. . . . . . . .  789           753          702
    Corporate and Other. .    434           455          392
     Total . . . . . . . . $4,540        $3,835       $3,485

  Depreciation and
  Amortization
   Retail Merchandising. . $  105        $   95       $   94
   Direct Response
    Marketing. . . . . . .      4             3            3
     Total . . . . . . . . $  109        $   98       $   97

  Capital Expenditures
   Retail Merchandising. . $  180        $  139       $  141
   Direct Response
    Marketing. . . . . . .      4             3            5
     Total . . . . . . . . $  184        $  142       $  146

  Under the laws and regulations applicable to insurance companies, certain subsidiaries of Signature are limited in the amount of dividends they may pay without the approval of the Illinois Insurance Department and are prohibited from making any loans and advances to Montgomery Ward and its affiliates. Under these laws, the restricted subsidiaries, which had aggregate retained earnings of $141, and aggregate total shareholders equity of $192, can pay dividends of $41 during 1995 subject to the availability of earned surplus as determined on a statutory basis. Dividends received from insurance subsidiaries were $22, $35 and $27 for 1994, 1993 and 1992.

                       MONTGOMERY WARD HOLDING CORP.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                       (Dollar amounts in millions)

21. Parent Company Financial Information

  Following is the MW Holding balance sheet as of December 31, 1994 and January 1, 1994 and the statements of income and cash flows for the 52-week periods ended December 31, 1994 and January 1, 1994 and the 53-week period ended January 2, 1993.

                       MONTGOMERY WARD HOLDING CORP.
                               BALANCE SHEET

                                  ASSETS
                                         December 31,  January 1,
                                           1994         1994

 Federal Income Taxes Receivable . . . . . .$  4        $  4
 Investment in Montgomery Ward . . . . . . . 766         671
 Redeemable Preferred Stock of
  Montgomery Ward. . . . . . . . . . . . . .  75          -
  Total Assets . . . . . . . . . . . . . . .$845        $675


                   LIABILITIES AND SHAREHOLDERS' EQUITY

 Accounts Payable to Montgomery Ward . . . .$ 57        $ 35
 Accrued Liabilities . . . . . . . . . . . .  26          33
  Total Liabilities. . . . . . . . . . . . .  83          68

 Redeemable Preferred Stock. . . . . . . . .  75           -

 Common Stock. . . . . . . . . . . . . . .     -           -
 Capital in excess of par value. . . . . . .  23          19
 Retained Earnings . . . . . . . . . . . . . 751         658
 Unrealized gain on marketable equity
  securities . . . . . . . . . . . . . . . .   2           3
 Less:  Treasury stock, at cost. . . . . . .(89)        (73)
  Total Shareholders' Equity . . . . . . . . 687         607
 Total Liabilities and
  Shareholders' Equity . . . . . . . . . . .$845        $675


                                   STATEMENT OF INCOME

                                52-Week            53-Week
                              Period Ended       Period Ended
                          Dec. 31,   Jan. 1,     Jan. 2,
                            1994         1994       1993

 Miscellaneous Costs . . . .$(2)           $(1)         $(2)
  Total Costs and
   Expenses. . . . . . . . . (2)            (1)          (2)
 Tax Benefits. . . . . . . .   -              -            -

 Net Loss Before
  Earnings of
  Montgomery Ward. . . . . . (2)            (1)          (2)
 Equity in Net Income
  of Montgomery Ward,
  net of cumulative
  effect of
  accounting changes . . . . 119            102           62
 Net Income. . . . . . . . . 117            101           60
 Preferred Stock Dividend
  Requirements . . . . . . .   2             -             8

 Net Income Available
  for Common
  Shareholders . . . . . . .$115           $101         $ 52

                       MONTGOMERY WARD HOLDING CORP.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                       (Dollar amounts in millions)

21. Parent Company Financial Information (continued)

                          STATEMENT OF CASH FLOWS

                          December 31,   January 1,    January 2,
                              1994           1994          1993

 Net Income. . . . . . . . . .$117            $101         $  60
 Adjustments to reconcile
  net income to net cash
  provided:
   Change in undis-
     tributed earnings
     of subsidiary . . . . . .(96)            (79)            48
   Decrease (increase) in:
     Federal income taxes
      receivable . . . . . . .   -               -           (1)
     Other assets. . . . . . .   -               1             -
   Increase (decrease) in:
     Accounts payable to
      Montgomery Ward. . . . .  22              12            10
     Accrued liabilities . .  (14)             (4)           (4)

 Net cash provided
  before financing
  activities . . . . . . . .  (29)              31           113

 Cash flows from financing
  activities:
   Proceeds from issuance
     of common stock . . . . .   3               1             1
   Proceeds from issuance
     of preferred stock. . . .  75               -             -
   Purchase of Montgomery
     Ward preferred
    stock. . . . . . . . . . .(75)               -             -
   Cash dividends paid . . . .(24)            (23)          (19)
   Payments to redeem
     preferred stock . . . . .   -               -          (90)
   Purchase of treasury
     stock, at cost. . . . . . (9)            (11)           (7)
   Tax benefit of stock
     options exercise
     and other stock
     exchanges . . . . . . .     1               2             2

 Net cash used for
  financing activities . . .  (29)            (31)         (113)

 Cash at end of period . . . $   -            $  -          $  -

 Non-cash investing
  activities:
   Change in unrealized
   gain on investments . . . $ (1)            $  -           $ 1

 Non-cash financing
  activities:
   Notes issued for
   purchase of
   treasury stock. . . . . . $   7            $ 16           $ 5

                       MONTGOMERY WARD HOLDING CORP.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
          (Dollar amounts in millions, except per share amounts)

22. Quarterly Financial Data (unaudited)

 The quarterly operations of MW Holding are summarized as follows:

                                     Quarter
                         First  Second    Third  Fourth   Year
52-Week Period Ended
December 31, 1994
  Net sales. . . . . . .$1,216  $1,520   $1,574  $2,263  $6,573
  Cost of goods sold . . . 930   1,183    1,234   1,742   5,089
  Net Income . . . . . . . .10      28       15      64     117
  Net Income per Class A
   Common Share. . . . .   .23     .62      .33    1.51    2.68
  Net Income per Class B
   Common Share. . . . .   .20     .53      .29    1.28    2.30

52-Week Period Ended
January 1, 1994
  Net sales. . . . . . .$1,160  $1,283   $1,327  $1,859  $5,629
  Cost of goods sold .     876     963    1,009   1,408   4,256
  Net Income . . . . .      10      27       14      50     101
  Net Income per Class A
   Common Share. . . .     .21     .61      .33    1.16    2.29
  Net Income per Class B
   Common Share. . . .     .19     .56      .29    1.01    2.04

Item  9. Disagreements on Accounting and Financial Disclosure.

         None.

                                 PART III


Item 10. Directors and Executive Officers of the Company

         Information as to executive officers required by this item is included under the caption "Executive Officers of the Registrant" beginning on page 15. Information as to directors required by this item is incorporated herein by reference, pursuant to General Instruction G(3) to Form 10-K, from the Registrant's definitive proxy statement, for the annual meeting of shareholders to be held on May 12, 1995, to be filed within 120 days of the end of the Registrant's fiscal year.

Item 11. Executive Compensation

         Incorporated herein by reference, pursuant to General Instruction G(3) to Form 10-K, from the Registrant's definitive proxy statement, for the annual meeting of shareholders to be held on May
12, 1995, to be filed within 120 days of the end of the Registrant's fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and
         Management.

         Incorporated herein by reference, pursuant to General Instruction G(3) to Form 10-K, from the Registrant's definitive proxy statement, for the annual meeting of shareholders to be held on May
12, 1995, to be filed within 120 days of the end of the Registrant's fiscal year.

Item 13. Certain Relationships and Related Transactions

         Incorporated herein by reference, pursuant to General Instruction G(3) to Form 10-K, from the Registrant's definitive proxy statement, for the annual meeting of shareholders to be held on May
12, 1995, to be filed within 120 days of the end of the Registrant's fiscal year.

Item 14. Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K.

  (a)  1. Financial Statements.
                                                            Page

   Report of Independent Public Accountants. . . . . . . . .28
    Consolidated Balance Sheet at December 31, 1994
     and January 1, 1994 . . . . . . . . . . . . . . . . . .31
    For the 52-Week Periods Ended December 31, 1994
     and January 1, 1994 and the 53-Week Period
     Ended January 2, 1993
     Consolidated Statement of Income. . . . . . . . . . . .29
       Consolidated Statement of Shareholders' Equity. . . .32
       Consolidated Statement of Cash Flows. . . . . . . . .35
   Notes to Consolidated Financial Statements. . . . . . . .37


       2. Financial Statement Schedules.

   Schedules have been omitted because they are not applicable, not required, not material, or the required information is given in the financial statements or notes thereto or combined with the information presented in other schedules or exhibits.

Item 14. Exhibits, Financial Statement Schedules, and Reports on
           Form 8-K. (Continued)

   3.  Exhibits

2.(i)(A)      Agreement and Plan of Merger dated March 17, 1994
              by and among Montgomery Ward & Co., Incorporated,
              MW Merger Corp., LMR Acquisition Corporation,
              Lechmere, Inc. and stockholders of LMR Acquisition
              Corporation executing counterparts of this
              agreement, incorporated by reference to Exhibit
              2.(i)(A) of the Company's Annual Report on Form 10-
              K for the fiscal year ended January 1, 1994.
2.(i)(A)(1)   First Amendment to Agreement and Plan of Merger
              dated June 15, 1994, by and among Montgomery Ward
              & Co., Incorporated, LMR Acquisition Corporation, and the Stockholders' Committee, incorporated by reference to Exhibit 2.(i)(A)(1) of the Company's
              Quarterly Report on Form 10-Q for the fiscal quarterly period ended July 2, 1994.
2.(ii)        Agreement  of  Purchase  and  Sale  of  Stock
              dated February 24, 1994 among Signature Financial/
               Marketing, Inc., Greater California Dental Services Plan, Inc. and National Dental Services, Inc., incorporated by reference to Exhibit 2.(i)(A) of the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 1994.
3.1           Third Restated Certificate of Incorporation of
              Registrant, filed June 28, 1994, incorporated by reference to Exhibit 3.2(ii) of the Company's
              Registration Statement on Form S-1 (Registration
              No. 33-33252).
3.1(i)        Certificate of Amendment to Certificate of
              Incorporation of Montgomery Ward Holding Corp.
              dated October 25, 1994, incorporated by reference to Exhibit 3.2(iv) of the Company's Quarterly
              Report on Form 10-Q for the fiscal quarterly period ended October 1, 1994.
3.3           Amended and Restated By-laws of Registrant, dated
              as of April 15, 1994, incorporated by reference to
              Exhibit 3.3(i) of the Company's Registration
              Statement on Form S-1 (Registration No. 33-33252).
3.3(i)        Amendment No. 1 to Restated By-laws of Montgomery
              Ward Holding Corp. dated September 21, 1994, incorporated by reference to Exhibit 3.3(i) of the Company's Quarterly Report on Form 10-Q for the fiscal quarterly period ended October 1, 1994.
9.            Voting Trust Agreement dated as of June 21, 1988,
              incorporated by reference to Exhibit 3(a) of the Company's Registration Statement on Form S-1
              (Registration No. 33-23403).

Item 14. Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K. (Continued)

   3.  Exhibits (continued)

9.(i)            Voting Trust Agreement dated as of October 21,
                 1994, incorporated by reference to Exhibit
                 9.(i) of the Company's Quarterly Report on Form
                 10-Q for the fiscal quarterly period ended
                 October 1, 1994.
10.(i)(A)(1)     Stockholders' Agreement dated as of June 17,
                 1988, as amended and restated as of August 1,
                 1994, incorporated by reference to Annex 1 of
                 the Prospectus contained in the Company's
                 Registration Statement on Form S-1
                 (Registration No. 33-33252).
10.(iv)(A)(1)(a) Amendment No. 14 to Stockholders' Agreement
                 dated September 22, 1994, incorporated by
                 reference to Exhibit 10.(iv)(A)(1)(a) of the
                 Company's Quarterly Report on Form 10-Q for the
                 fiscal quarterly period ended October 1, 1994.
10.(i)(A)(3)     Montgomery Ward & Co., Incorporated Stock
                 Ownership Plan Terms and Conditions, as amended
                 and restated, as of August 1, 1994,
                 incorporated by reference to Exhibit
                 10.(iv)(A)(v) of the Company's Registration
                 Statement on Form S-1 (Registration No.
                 33-41161).
10.(i)(A)(4)     Amendment No. 10 to Montgomery Ward & Co.,
                 Incorporated Stock Ownership Plan Terms and
                 Conditions dated September 22, 1994,
                 incorporated by reference to Exhibit
                 10.(iv)(A)(5) of the Company's Quarterly Report
                 on Form 10-Q for the fiscal quarterly period
                 ended October 1, 1994.
10.(i)(B)        Stock Purchase Agreement dated March 6, 1988
                 between Mobil Corporation, Marcor Inc. and BFB
                 Acquisition Corp. incorporated by reference to
                 Exhibit 10.(i)(B) of the Company's Registration
                 Statement on Form S-1 (Registration No.
                 33-23403).
10.(i)(F)        Note Purchase Agreements dated March 1, 1993
                 between Montgomery Ward & Co., Incorporated and various lenders, incorporated by reference to
                 Exhibit 10.(i)(F) of the Company's Annual
                 Report on Form 10-K for the fiscal year ended
                 January 2, 1993.

Item 14. Exhibits, Financial Statement Schedules, and Reports on
         Form 8-K. (Continued)

   3.  Exhibits (continued)

10.(i)(H)      Long Term Credit Agreement dated as of September
               15, 1994 among Montgomery Ward & Co., Incorporated,
               various banks, The First National Bank of Chicago,
               as Documentary Agent, The Bank of Nova Scotia, as
               Administrative Agent, The Bank of New York, as
               Negotiated Loan Agent and Bank of America National
               Trust and Savings Association, as Advisory Agent,
               incorporated by reference to Exhibit 10.(i)(G) of
               the Company's Quarterly Report on Form 10-Q for the
               fiscal quarterly period ended October 1, 1994.
10.(i)(I)      Short Term Credit Agreement dated as of September
               15, 1994 among Montgomery Ward & Co., Incorporated,
               various banks, The First National Bank of Chicago,
               as Documentary Agent, The Bank of Nova Scotia, as
               Administrative Agent, The Bank of New York, as
               Negotiated Loan Agent and Bank of America National
               Trust and Savings Association, as Advisory Agent,
               incorporated by reference to Exhibit 10.(i)(H) of
               the Company's Quarterly Report on Form 10-Q for the
               fiscal quarterly period ended October 1, 1994.
10.(ii)(A)     Stock Purchase Agreement dated June 22, 1988
               between General Electric Capital Corporation and
               Montgomery Ward & Co., Incorporated, incorporated
               by reference to Exhibit 10.(ii)(A) of the Company's
               Registration Statement on Form S-1 (Registration
               No. 33-23403).
10.(ii)(B)     Account Purchase Agreement dated June 24, 1988 by
               and between Montgomery Ward Credit Corporation and
               Montgomery Ward & Co., Incorporated, incorporated by reference to Exhibit 10.(ii)(B) of the Company's
               Registration Statement on Form S-1 (Registration
               No. 33-23403).
10.(ii)(B)(1)  Letter Agreement dated April 21, 1989, by and between  Montgomery Ward Credit Corporation and
               Montgomery Ward & Co., Incorporated (amending the
               Account Purchase Agreement which is Exhibit
               10.(ii)(B) hereto), incorporated by reference to
               Exhibit 10.(ii)(B)(1) of the Company's Registration
               Statement on Form S-1 (Registration No. 33-33252).
10.(ii)(B)(2)  Amendment to Account Purchase Agreement dated
               December 26, 1989 by and between Montgomery Ward
               Credit Corporation and Montgomery Ward & Co.,
               Incorporated, incorporated by reference to Exhibit
               10.(ii)(B)(2) of the Company's Registration
               Statement on Form S-1 (Registration No. 33-33252).

Item 14. Exhibits, Financial Statement Schedules, and Reports on
         Form 8-K. (Continued)

   3.  Exhibits (continued)

10.(ii)(B)(3)  Letter Agreement dated April 24, 1990, by and between Montgomery Ward Credit Corporation and
               Montgomery Ward & Co., Incorporated, incorporated
               by reference to Exhibit 10.(ii)(B)(3) of the
               Company's Registration Statement on Form S-1
               (Registration No. 33-33252).
10.(ii)(C)     Letter Agreement dated June 24, 1988 among
               Signature Financial/Marketing, Inc., Montgomery
               Ward Credit Corporation and Montgomery Ward & Co.,
               Incorporated, incorporated by reference to Exhibit
               10.(ii)(C) of the Company's Registration Statement
               on Form S-1 (Registration No. 33-23403).
10.(ii)(D)     Letter Agreement dated December 26, 1990, by and
               between Montgomery Ward Credit Corporation and
               Montgomery Ward & Co., Incorporated, incorporated
               by reference to 10.(ii)(D) of the Company's Annual
               Report on Form 10-K for the fiscal year ended
               December 29, 1990.
10.(ii)(E)     Fifth Amendment to Account Purchase Agreement dated
               May 23, 1992 by and between Montgomery Ward & Co.,
               Incorporated and Montgomery Ward Credit
               Corporation, incorporated by reference to Exhibit
               10.(ii)(E) of the Company's Quarterly Report on
               Form 10-Q for the fiscal quarterly period ended
               June 27, 1992.
10.(ii)(F)     Amendment dated May 23, 1992 to Letter Agreement
               dated June 24, 1988 (Signature Credit Agreement) by
               and among Signature Financial/Marketing, Inc.,
               Montgomery Ward & Co., Incorporated and Montgomery
               Ward Credit Corporation, incorporated by reference
               to Exhibit 10.(ii)(F) of the Company's Quarterly
               Report on Form 10-Q for the fiscal quarterly period
               ended June 27, 1992.
10.(ii)(G)     Letter Agreement dated December 29, 1992 by and
               between Montgomery Ward & Co., Incorporated and
               Montgomery Ward Credit Corporation, incorporated by reference to Exhibit 10.(ii)(G) of the Company's
               Annual Report on Form 10-K for the fiscal year ended January 2, 1993.
10.(ii)(G)(1)  Letter Agreement dated April 29, 1993, by and between Montgomery Ward Credit Corporation and
               Montgomery Ward & Co., Incorporated, incorporated by reference to Exhibit 10.(ii)(H) of the Company's
               Quarterly Report on Form 10-Q for the fiscal quarterly period ended April 3, 1993.

Item 14. Exhibits, Financial Statement Schedules, and Reports on
         Form 8-K. (Continued)

   3.  Exhibits (continued)

10.(ii)(G)(2) Letter Agreement dated September 15, 1993, by and between Montgomery Ward Credit Corporation and
              Montgomery Ward & Co., Incorporated, incorporated
              by reference to Exhibit 10.(ii)(G)(2) of the
              Company's Annual Report on Form 10-K for the fiscal
              year ended January 1, 1994.
10.(ii)(H)    Ninth Amendment to Account Purchase Agreement dated
              February 16, 1994 by and between Montgomery Ward &
              Co., Incorporated and Montgomery Ward Credit
              Corporation, incorporated by reference to Exhibit
              10.(ii)(H) of the Company's Annual Report on form
              10-K for the fiscal year ended January 1, 1994.
10.(ii)(I)    Tenth Amendment to Account Purchase Agreement dated
              June 16, 1994, by and between Montgomery Ward
              Credit Corporation and Montgomery Ward & Co.,
              Incorporated, incorporated by reference to Exhibit
              10.(ii)(B)(11) of the Company's Registration
              Statement on Form S-1 (No. 33-33252).
10.(ii)(J)    Second Amendment dated June 16, 1994 to Signature
              Credit Agreement by and among Signature
              Financial/Marketing, Inc., Montgomery Ward & Co.,
              Incorporated and Montgomery Ward Credit
              Corporation, incorporated by reference to Exhibit
              10.(ii)(C)(2) of the Company's Registration
              Statement on Form S-1 (No. 33-33252).
10.(ii)(K)    Eleventh Amendment to the Account Purchase
              Agreement dated January 1, 1994, by and between
              Montgomery Ward Credit Corporation and Montgomery
              Ward & Co., Incorporated.
10.(iv)(A)    Montgomery Ward & Co., Incorporated Stock Ownership
              Plan, amended and restated as of May 20, 1994,
              incorporated by reference to Exhibit
              10.(iv)(A)(ii)(A) of the Company's Registration
              Statement on Form S-1 (No. 33-33252).
10.(iv)(A)(1) Amendment No. 1 to the Amended and Restated
              Montgomery Ward & Co. Stock Ownership Plan dated
              October 20, 1994, incorporated by reference to
              Exhibit 10.(iv)(A)(iii) of the Company's Quarterly
              Report on Form 10-Q for the fiscal quarterly period
              ended October 1, 1994.
10.(iv)(B)    Montgomery Ward & Co., Incorporated Long Term
              Incentive Plan, incorporated by reference to
              Exhibit 10.(iv)(B) of the Company's Registration
              Statement on Form S-1 (Registration No. 33-23403).
10.(iv)(B)(i) Montgomery Ward & Co., Incorporated Executive Long-
              Term Incentive Plan, incorporated by reference to
              Exhibit 10.(iv)(B)(1) of the Company's Registration
              Statement on Form S-1 (No. 33-33252).

Item 14. Exhibits, Financial Statement Schedules, and Reports on
         Form 8-K. (Continued)

   3.  Exhibits (continued)

10.(iv)(C)     Montgomery Ward & Co., Incorporated Performance
               Management Program, incorporated by reference to
               Exhibit 10.(iv)(C) of the Company's Registration
               Statement on Form S-1 (Registration No. 33-23403).
10.(iv)(C)(i)  Montgomery Ward & Co., Incorporated Senior
               Executive Performance Management Program,
               incorporated by reference to Exhibit 10.(iv)(C)(i)
               of the Company's Registration Statement on Form S-1
               (No. 33-33252).
10.(iv)(D)     Montgomery Ward & Co., Incorporated Retirement
               Security Plan (as amended and restated effective as
               of January 1, 1994).
10.(iv)(E)     Montgomery Ward & Co., Incorporated Supplemental
               Retirement Plan, incorporated by reference to
               Exhibit 10.(iv)(E) of the Company's Registration
               Statement on Form S-1 (Registration No. 33-23403).
10.(iv)(F)     Montgomery Ward Holding Corp. Directors Fee and
               Stock Ownership Plan, incorporated by reference to
               Exhibit 10.(iv)(F) of the Company's Registration
               Statement on Form S-1 (Registration No. 33-41161).
10.(iv)(G)     Montgomery Ward Holding Corp. Senior Officer
               Severance Plan, incorporated by reference to
               Exhibit 10.(iv)(G) of the Company's Annual Report
               on Form 10-K for the fiscal year ended January 2,
               1993.
10.(iv)(H)     Montgomery Ward & Co., Incorporated Savings and
               Profit Sharing Plan (as amended and restated as of
               January 1, 1994).
10.(iv)(I)     Montgomery Ward & Co., Incorporated Success Plan,
               incorporated by reference to Exhibit 10.(iv)(I) of the Company's Registration Statement on Form S-1
               (No. 33-33252).
10.(vi)        Employment Agreement effective January 14, 1994
               between Montgomery Ward & Co., Incorporated and
               Bernard W. Andrews, incorporated by reference to
               Exhibit 10.(vi) of the Company's Annual Report on
               Form 10-K for the fiscal year ended January 1, 1994.
10.(vii)       Agreement effective October 21, 1991 between
               Montgomery Ward & Co., Incorporated and Fingerhut
               Companies, Inc., incorporated by reference to
               Exhibit 10.(vii) of the Company's Annual Report on
               Form 10-K for the fiscal year ended December 28, 1991.

Item 14. Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K. (Continued)

   3.  Exhibits (continued)

10.(viii)      Line of Credit Agreement effective November 19,
               1991 between Montgomery Ward & Co., Incorporated and The Northern Trust Company and The First
               National Bank of Chicago, incorporated by reference to Exhibit 10.(viii) of the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1991.
10.(i x)       Employment Agreement effective December 31, 1993
               between Montgomery Ward & Co., Incorporated and
               Robert F. Connolly, incorporated by reference to
               Exhibit 10.(ix) of the Company's Annual Report on
               Form 10-K for the fiscal year ended January 1, 1994.
10.(xi)        Employment Agreement dated March 1, 1994 between
               Montgomery Ward & Co., Incorporated and Richard
               Bergel, incorporated by reference to Exhibit
               10.(xi)(A) of the Company's Registration Statement on Form S-1 (No. 33-33252).
10.(xii)       Employment Agreement effective April 12, 1994
               between Montgomery Ward & Co., Incorporated, and G.
               Joseph Reddington.
11.            Statement regarding computation of per share
               earnings.
12.            Not applicable.
13.            Not applicable.
16.            Not applicable.
18.            Not applicable.
19.            Not applicable.
21.            Subsidiaries of the Registrant, incorporated by
               reference to Exhibit 21 of the Company's
               Registration Statement on Form S-1 (Registration
               No. 33-33252).
22.            Not applicable.
23.            Consent of independent public accountants.
24.            Powers of attorney executed by directors and
               officers authorizing execution of Annual Report on Form 10-K.
27.            Financial data schedule.
28.            Not applicable.

(b) Reports on Form 8-K.

     On December 15, 1994, the Registrant filed a Form 8-K to communicate its intention to enter into an equity and license service agreement with ValueVision International, Inc. The letter of intent by and between Montgomery Ward & Co., Inc. and ValueVision International, Inc. dated December 4, 1994 and the press release issued by the Registrant jointly with ValueVision International, Inc. on December 5, 1994 were included as exhibits thereto.

                                SIGNATURES


 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant, Montgomery Ward
Holding Corp., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGISTRANT              MONTGOMERY WARD HOLDING CORP.


BY                           JOHN L. WORKMAN
NAME AND TITLE     John L. Workman, Executive Vice President,
                        Chief Financial Officer and Assistant Secretary
DATE                         March 30, 1995

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


BY                           SPENCER H. HEINE
NAME AND TITLE     Bernard F. Brennan*, Director, Chairman of the
                             Board and Principal Executive Officer
DATE                         March 30, 1995


BY                           SPENCER H. HEINE
NAME AND TITLE     Bernard W. Andrews*, President and Director
DATE                         March 30, 1995



BY                           SPENCER H. HEINE
NAME AND TITLE     Richard Bergel*, Vice Chairman and Director
DATE                         March 30, 1995



BY                           SPENCER H. HEINE
NAME AND TITLE     Spencer H. Heine, Executive Vice President,
                        Secretary, General Counsel and Director
DATE                         March 30, 1995



BY                           SPENCER H. HEINE
NAME AND TITLE     G. Joseph Reddington*, Director
DATE                         March 30, 1995

                                SIGNATURES



BY                           JOHN L. WORKMAN
NAME AND TITLE     John L. Workman, Executive Vice President,
                        Chief Financial Officer and Assistant Secretary
DATE                         March 30, 1995


BY                           SPENCER H. HEINE
NAME AND TITLE     Myron Lieberman*, Director
DATE                         March 30, 1995



BY                           SPENCER H. HEINE
NAME AND TITLE     Silas S. Cathcart*, Director
DATE                         March 30, 1995



BY                           SPENCER H. HEINE
NAME AND TITLE     David D. Ekedahl*, Director
DATE                         March 30, 1995



BY                           SPENCER H. HEINE
NAME AND TITLE     Denis J. Nayden*, Director
DATE                         March 30, 1995



BY                           SPENCER H. HEINE
NAME AND TITLE     James A. Parke*, Director
DATE                         March 30, 1995




* by power of attorney

                               EXHIBIT INDEX


   EXHIBIT                                     SUBMISSION MEDIA
   -------                                     ----------------------

2.(i)(A)      Agreement and Plan          Incorporated by
              of Merger dated March       reference to
              17, 1994 by and among       Exhibit 2.(i)(A) of the
              Montgomery Ward             Company's Annual Report
              & Co., Incorporated,        on Form 10-K for the
              MW Merger Corp., LMR        fiscal year ended
              Acquisition Corporation,    January 1, 1994.
              Lechmere, Inc. and
              stockholders of LMR
              Acquisition Corporation
              executing counterparts
              of this agreement.

2.(i)(A)(1)   First Amendment to          Incorporated by
              Agreement and Plan of       reference to
              Merger dated June 15,       Exhibit 2.(i)(A)(1)
              1994, by and among          of the Company's
              Montgomery Ward & Co.,      Quarterly Report
              Incorporated, LMR           on Form 10-Q for
              Acquisition Corporation,    the fiscal quarterly
              and the Stockholders'       period ended July 2,
              Committee.                  1994.

2.(ii)        Agreement of Purchase       Incorporated by
              and Sale of Stock           reference to
              dated February 24, 1994     Exhibit 2.(i)(A)
              by and among Signature      of the Company's
              Financial/Marketing,        Annual Report on
              Inc., Greater California    Form 10-K for the
              Dental Services Plan,       fiscal year ended
              Inc. and National           January 1, 1994.
              Dental Services, Inc.

3.1           Third Restated              Incorporated by
              Certificate of              reference to
              Incorporation of            Exhibit 3.2(ii) of the
              Registrant, filed           Company's Registration
              June 28, 1994.              Statement on Form S-1
                                          (Registration No.
                                          33-33252).

3.1(i)        Certificate of              Incorporated by
              Amendment to                reference to Exhibit
              Certificate of              3.2(iv) of the Company's
              Incorporation of            Quarterly Report on
              Montgomery Ward Holding     Form 10-Q for the fiscal
              Corp. dated October         quarterly period ended
              25, 1994.                   October 1, 1994.

                               EXHIBIT INDEX


   EXHIBIT                               SUBMISSION MEDIA
 -------------                         ----------------------

3.3           Amended and Restated        Incorporated by
              By-laws of Registrant,      reference to Exhibit
              dated as of April 15,       3.3(i) of the Company's
              1994.                       Registration Statement
                                          on Form S-1 (Registration
                                          No. 33-33252).

3.3(i)        Amendment No. 1 to          Incorporated by
              Restated By-laws of         reference to Exhibit
              Montgomery Ward Holding     3.3(i) of the Company's
              Corp. dated September       Quarterly Report on
              21, 1994.                   Form 10-Q for the fiscal
                                          quarterly period ended
                                          October 1, 1994.

9.            Voting Trust                Incorporated by
              Agreement dated as          reference to
              of June 21, 1988.           Exhibit 3(a) of the
                                          Company's Registration
                                          Statement on Form S-1
                                          (Registration No.
                                          33-23403).

9.(i)         Voting Trust Agreement      Incorporated by
              dated as of October 21,     reference to Exhibit
              1994.                       9.(i) of the Company's
                                          Quarterly Report on
                                          Form 10-Q for the fiscal
                                          quarterly period ended
                                          October 1, 1994.

10.(i)(A)(1)  Stockholders' Agreement     Incorporated by
              dated June 17, 1988,        reference to Annex 1
              as amended and              of the Prospectus
              restated as of              contained in the
              August 1, 1994.             Company's Registration
                                          Statement on Form S-1
                                          (Registration No.
                                          33-33252).

10.(iv)(A)(1)(a)Amendment No. 14          Incorporated by
              to Stockholders'            reference to Exhibit
              Agreement dated             10.(iv)(A)(1)(a) of
              September 22,               the Company's Quarterly
              1994.                       Report on Form 10-Q for
                                          the fiscal quarterly
                                          period ended October 1,
                                          1994.

                               EXHIBIT INDEX


   EXHIBIT                                SUBMISSION MEDIA
-------------                           ----------------------

10.(i)(A)(3)      Montgomery Ward         Incorporated by
                  & Co., Incorporated     reference to Exhibit
                  Stock Ownership         10.(iv)(A)(v) of the
                  Plan Terms and          Company's Registration
                  Conditions, as          Statement on Form S-1
                  amended and             (Registration No.
                  restated, as of         33-41161).
                  August 1, 1994.

10.(i)(A)(4)      Amendment No. 10        Incorporated by
                  to Montgomery Ward      reference to Exhibit
                  & Co., Incorporated     10.(iv)(A)(5) of the
                  Stock Ownership Plan    Company's Quarterly
                  Terms and Conditions    Report on Form 10-Q
                  dated September 22,     for the fiscal
                  1994.                   quarterly period
                                          ended October 1, 1994.

10.(i)(B)         Stock Purchase          Incorporated by
                  Agreement dated         reference to Exhibit
                  March 6, 1988           10.(i)(B) of the
                  between Mobil           Company's Registration
                  Corporation,            Statement on Form S-1
                  Marcor Inc. and         (Registration No.
                  BFB Acquisition         33-23403).
                  Corp.

10.(i)(F)         Note Purchase           Incorporated by
                  Agreements dated        reference to Exhibit
                  March 1, 1993           10.(i)(F) of the
                  between Montgomery      Company's Annual
                  Ward & Co., Incor-      Report on Form 10-K
                  porated and various     for the fiscal year
                  lenders.                ended January 2, 1993.

                               EXHIBIT INDEX


   EXHIBIT                                 SUBMISSION MEDIA
-------------                            ----------------------

10.(i)(H)     Long Term Credit            Incorporated by
              Agreement dated as of       reference to Exhibit
              September 15, 1994          10.(i)(G) of the
              among Montgomery Ward       Company's Quarterly
              & Co., Incorporated,        Report on Form 10-Q
              various banks, The          for the fiscal quarterly
              First National Bank         period ended October 1,
              of Chicago, as Docu-        1994.
              mentary Agent, The
              Bank of Nova Scotia,
              as Administrative
              Agent, The Bank of
              New York, as Negotiated
              Loan Agent and Bank of
              America National Trust
              and Savings Association,
              as Advisory Agent.

10.(i)(I)     Short Term Credit           Incorporated by
              Agreement dated as of       reference to Exhibit
              September 15, 1994          10.(i)(H) of the
              among Montgomery Ward       Company's Quarterly
              & Co., Incorporated,        Report on Form 10-Q
              various banks, The          for the fiscal quarterly
              First National Bank         period ended October 1,
              of Chicago, as Docu-        1994.
              mentary Agent, The Bank
              of Nova Scotia, as
              Administrative Agent,
              The Bank of New York,
              as Negotiated Loan
              Agent and Bank of
              America National Trust
              and Savings Association,
              as Advisory Agent.

10.(ii)(A)    Stock Purchase              Incorporated by
              Agreement dated             reference to Exhibit
              June 22, 1988               10.(ii)(A) of the
              between General             Company's Registration
              Electric Capital            Statement on Form S-1
              Corporation and             (Registration No.
              Montgomery Ward             33-23403).
              & Co., Incorporated.

                               EXHIBIT INDEX


   EXHIBIT                                SUBMISSION MEDIA
-------------                          ----------------------

10.(ii)(B)    Account Purchase            Incorporated by
              Agreement dated             reference to Exhibit
              June 24, 1988               10.(ii)(B) of the
              by and between              Company's Registration
              Montgomery Ward             Statement on Form S-1
              Credit Corporation          (Registration No.
              and Montgomery              33-23403).
              Ward & Co.,
              Incorporated.

10.(ii)(B)(1) Letter Agreement            Incorporated by
              dated April 21,             reference to Exhibit
              1989 by and between         10.(ii)(B)(1) of the
              Montgomery Ward             Company's Registration
              Credit Corporation          Statement on Form S-1
              and Montgomery              (Registration No.
              Ward & Co., Incor-          33-33252).
              porated (amending
              the Account Purchase
              Agreement which is
              Exhibit 10.(ii)(B)
              hereto).

10.(ii)(B)(2) Amendment to                Incorporated by
              Account Purchase            reference to Exhibit
              Agreement dated             10.(ii)(B)(2) of the
              December 26, 1989 by        Company's Registration
              and between                 Statement on Form S-1
              Montgomery Ward             (Registration No.
              Credit Corporation          33-33252).
              and Montgomery Ward &
              Co., Incorporated.

10.(ii)(B)(3) Letter Agreement            Incorporated by
              dated April 24,             reference to Exhibit
              1990, by and between        10.(ii)(B)(3) of the
              Montgomery Ward             Company's Registration
              Credit Corporation          Statement on Form S-1
              and Montgomery Ward         (Registration No.
              & Co., Incorporated.        33-33252).

                               EXHIBIT INDEX


   EXHIBIT                              SUBMISSION MEDIA
-------------                        ----------------------

10.(ii)(C)    Letter Agreement            Incorporated by
              dated June 24,              reference to Exhibit
              1988 among Signa-           10.(ii)(C) of the
              ture Financial/             Company's Registration
              Marketing, Inc.,            Statement on Form S-1
              Montgomery Ward             (Registration No.
              Credit Corpora-             33-23403).
              tion and Montgomery
              Ward & Co., Incor-
              porated.

10.(ii)(D)    Letter Agreement            Incorporated by
              dated December 26,          reference to Exhibit
              1990, by and between        10.(ii)(D) of the
              Montgomery Ward             Company's Annual
              Credit Corporation          Report on Form 10-K
              and Montgomery              for the fiscal year
              Ward & Co., Incor-          ended December 29,
              porated.                    1990.

10.(ii)(E)    Fifth Amendment to          Incorporated by
              Account Purchase            reference to Exhibit
              Agreement dated             10.(ii)(E) of the
              May 23, 1992 by and         Company's Quarterly
              between Montgomery          Report on Form 10-Q
              Ward & Co., Incor-          for the fiscal
              porated and Mont-           quarterly period ended
              gomery Ward Credit          June 27, 1992.
              Corporation.

10.(ii)(F)    Amendment dated             Incorporated by
              May 23, 1992 to             reference to Exhibit
              Letter Amendment            10.(ii)(F) of the
              dated June 24,              Company's Quarterly
              1988 (Signature             Report on Form 10-Q
              Credit Agreement)           for the fiscal
              by and among                quarterly period ended
              Signature Financial/        June 27, 1992.
              Marketing, Inc.,
              Montgomery Ward
              & Co., Incorporated
              and Montgomery Ward
              Credit Corporation.

                               EXHIBIT INDEX

   EXHIBIT                             SUBMISSION MEDIA
-------------                        -----------------------

10.(ii)(G)    Letter Agreement            Incorporated by
              dated December 29,          reference to Exhibit
              1992 by and between         10.(ii)(G) of the
              Montgomery Ward             Company's Annual
              & Co., Incorporated         Report on Form 10-K
              and Montgomery              for the fiscal year
              Ward Credit Corpora-        ended January 2,
              tion.                       1993.

10.(ii)(G)(1) Letter Agreement            Incorporated by
              dated April 29,             reference to
              1993, by and                Exhibit 10.(ii)(H)
              between Montgomery          of the Company's
              Ward Credit Corpora-        quarterly report on
              tion and Montgomery         Form 10-Q for the
              Ward & Co., Incor-          fiscal quarterly
              porated.                    period ended April 3,
                                          1993.

10.(ii)(G)(2) Letter Agreement            Incorporated by
              dated September 15,         reference to
              1993, by and                Exhibit 10.(ii)(G)(2)
              between Montgomery          of the Company's
              Ward Credit Corpora-        Annual Report on
              tion and Montgomery         Form 10-K for the
              Ward & Co., Incor-          fiscal year ended
              porated.                    January 1, 1994.

10.(ii)(H)    Ninth Amendment to          Incorporated by
              Account Purchase            reference to
              Agreement dated             Exhibit 10.(ii)(H)
              February 16, 1994           of the Company's
              by and between              Annual Report on
              Montgomery Ward &           Form 10-K for the
              Co., Incorporated           fiscal year ended
              and Montgomery              January 1, 1994.
              Ward Credit
              Corporation.

10.(ii)(I)    Tenth Amendment to          Incorporated by
              Account Purchase            reference to Exhibit
              Agreement dated June        10.(ii)(B)(11) of the
              16, 1994, by and            Company's Registration
              between Montgomery          Statement on Form S-1
              Ward Credit Corporation     (No. 33-33252).
              and Montgomery Ward &
              Co., Incorporated.

                               EXHIBIT INDEX

   EXHIBIT                                SUBMISSION MEDIA
-------------                         -----------------------

10.(ii)(J)    Second Amendment            Incorporated by
              dated June 16, 1994         reference to Exhibit
              to Signature Credit         10.(ii)(C)(2) of the
              Agreement by and            Company's Registration
              among Signature             Statement on Form S-1
              Financial/Marketing,        (No. 33-33252).
              Inc., Montgomery Ward
              & Co., Incorporated
              and Montgomery Ward
              Credit Corporation.

10.(ii)(K)    Eleventh Amendment to
              the Account Purchase
              Agreement dated
              January 1, 1994, by
              and between Montgomery
              Ward Credit Corporation
              and Montgomery Ward &
              Co., Incorporated.

10.(iv)(A)    Montgomery Ward             Incorporated by
              & Co., Incorporated         reference to Exhibit
              Stock Ownership             10.(iv)(A)(ii)(A) of
              Plan, amended and           the Company's
              restated as of              Registration Statement
              May 20, 1994.               on Form S-1 (No. 33-33252).

10.(iv)(A)(1) Amendment No. 1 to          Incorporated by
              the Amended and             reference to Exhibit
              Restated Montgomery         10.(iv)(A)(iii) of the
              Ward & Co. Stock            Company's Quarterly
              Ownership Plan dated        Report on Form 10-Q
              October 20, 1994.           for the fiscal quarterly
                                          period ended October 1,
                                          1994.

10.(iv)(B)    Montgomery Ward             Incorporated by
              & Co., Incorporated         reference to Exhibit
              Long Term Incentive         10.(iv)(B) of the
              Plan.                       Company's Registration
                                          Statement on Form S-1
                                          (Registration No.
                                          33-23403).

                               EXHIBIT INDEX

   EXHIBIT                               SUBMISSION MEDIA
-------------                         -----------------------

10.(iv)(B)(i) Montgomery Ward & Co.,      Incorporated by
              Incorporated Executive      reference to Exhibit
              Long-Term Incentive         10.(iv)(B)(1) of the
              Plan.                       Company's Registration
                                          Statement on Form S-1
                                          (Registration No.
                                          33-33252).

10.(iv)(C)    Montgomery Ward             Incorporated by
              & Co., Incorporated         reference to Exhibit
              Performance                 10.(iv)(C) of the
              Management Program.         Company's Registration
                                          Statement on Form S-1
                                          (Registration
                                          No. 33-23403).

10.(iv)(C)(i) Montgomery Ward & Co.,      Incorporated by
              Incorporated Senior         reference to Exhibit
              Executive Performance       10.(iv)(C)(i) of the
              Management Program.         Company's Registration
                                          Statement on Form S-1
                                          (Registration No.
                                          33-33252).

10.(iv)(D)    Montgomery Ward
              & Co., Incorporated
              Retirement Security
              Plan (as amended
              and restated
              effective as of
              January 1, 1994).

10.(iv)(E)    Montgomery Ward             Incorporated by
              & Co., Incorporated         reference to Exhibit
              Supplemental                10.(iv)(E) of the
              Retirement Plan.            Company's Registration
                                          Statement on Form S-1
                                          (Registration No.
                                          33-23403).

10.(iv)(F)    Montgomery Ward             Incorporated by
              Holding Corp.               reference to Exhibit
              Directors Fee               10.(iv)(F) of the
              and Stock Owner-            Company's Registration
              ship Plan.                  Statement on Form S-1
                                          (Registration No.
                                          33-41161).

                               EXHIBIT INDEX

   EXHIBIT                                 SUBMISSION MEDIA
-------------                          -----------------------

10.(iv)(G)    Montgomery Ward             Incorporated by
              Holding Corp.               reference to Exhibit
              Senior Officer              10.(iv)(G) of the
              Severance Plan.             Company's Annual
                                          Report on Form 10-K
                                          for the fiscal year
                                          ended January 2, 1993.

10.(iv)(H)    Montgomery Ward & Co.,
              Incorporated Savings
              and Profit Sharing
              Plan (as amended and
              restated as of January
              1, 1994).

10.(iv)(I)    Montgomery Ward & Co.,      Incorporated by reference
              Incorporated Success        to Exhibit 10.(iv)(I) of
              Plan.                       the Company's Registration
                                          Statement on Form S-1
                                          (No. 33-33252).

10.(vi)       Employment Agreement        Incorporated by
              effective January           reference to Exhibit
              14, 1994 between            10.(vi) of the Company's
              Montgomery Ward             Annual Report on Form
              & Co., Incorporated         10-K for the fiscal
              and Bernard W.              year ended January 1,
              Andrews.                    1994.

10.(vii)      Agreement effective         Incorporated by
              October 21, 1991            reference to Exhibit
              between Montgomery          10.(vii) of the
              Ward & Co., Incor-          Company's Annual
              porated and Finger-         Report on Form 10-K
              hut Companies, Inc.         for the fiscal year
                                          ended December 28,
                                          1991.

                               EXHIBIT INDEX

   EXHIBIT                               SUBMISSION MEDIA
-------------                        -----------------------

10.(viii)     Line of Credit              Incorporated by
              Agreement effective         reference to Exhibit
              November 19, 1991           10.(viii) of the
              by and among Mont-          Company's Annual
              gomery Ward & Co.,          Report on Form 10-K
              Incorporated, The           for the fiscal year
              Northern Trust              ended December 28,
              Company and The             1991.
              First National
              Bank of Chicago.

10.(ix)       Employment Agreement        Incorporated by
              effective December          reference to Exhibit
              31, 1993 between            10.(ix) of the Company's
              Montgomery Ward &           Annual Report on Form
              Co., Incorporated           10-K for the fiscal year
              and Robert F. Connolly.     ended January 1, 1994.

10.(xi)       Employment Agreement        Incorporated by
              effective March             reference to Exhibit
              1, 1994 between             10.(xi)(A) of the
              Montgomery Ward &           Company's Registration
              Co., Incorporated           Statement on Form S-1
              and Richard Bergel.         (No. 33-33252).

10.(xii)      Employment Agreement
              effective April 12, 1994
              between Montgomery Ward
              & Co., Incorporated, and
              G. Joseph Reddington.

11.           Statement regarding
              computation of per
              share earnings.

12.           Not applicable.

13.           Not applicable.

16.           Not applicable.

18.           Not applicable.

19.           Not applicable.

                               EXHIBIT INDEX


   EXHIBIT                              SUBMISSION MEDIA
-------------                       -----------------------

21.           Subsidiaries of             Incorporated by
              the Registrant.             reference to Exhibit
                                          21 of the Company's
                                          Registration Statement
                                          on Form S-1
                                          (Registration No.
                                          33-33252).
22.           Not applicable.

23.           Consent of
              independent
              public accountants.

24.           Powers of attorney
              executed by direc-
              tors and officers
              of Registrant
              authorizing execu-
              tion of Annual
              Report on Form 10-K.

27.           Financial Data Schedule.

28.           Not applicable.