Form 10-Q
period 1995-04-01
MONTGOMERY WARD HOLDING CORP
filed 1995-05-15
CIK 836974

- ------------------------------------------------------------------

                    SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549-1004


                                 FORM 10-Q


               Quarterly Report under Section 13 or 15(d) of
                    the Securities Exchange Act of 1934


  For the Quarterly Period Ended         Commission File
        April 1, 1995                      No. 0-17540



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

  At April 29, 1995, there were 19,216,522 shares of Class A
Common Stock and 25,000,000 shares of Class B Common Stock of the
Registrant outstanding.



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

                                               For the 13-Week
                                                 Period Ended
                                              April 1,   April 2,
                                                 1995       1994
Revenues
 Net sales, including leased and licensed
  department sales . . . . . . . . . . . . . . $1,359    $1,216
 Direct response marketing revenues,
  including insurance. . . . . . . . . . . . .    130       107
    Total Revenues . . . . . . . . . . . . . .  1,489     1,323

Costs and Expenses
 Cost of goods sold, including net occupancy
  and buying expense . . . . . . . . . . . . .  1,076       930
 Operating, selling, general and
  administrative expenses, including
  benefits and losses of direct
  response operations. . . . . . . . . . . . .    401       366
 Interest expense, net of investment
  income . . . . . . . . . . . . . . . . . . .     19        11
    Total Costs and Expenses . . . . . . . . .  1,496     1,307

Income (Loss) Before Income Taxes. . . . . . .    (7)        16
Income Tax (Benefit) Expense . . . . . . . . .    (3)         6
Net Income (Loss). . . . . . . . . . . . . . .    (4)        10
Preferred Stock Dividend Requirements. . . . .      1         -

Net Income (Loss) Applicable to
 Common Shareholders . . . . . . . . . . . . . $  (5)     $  10

Net Income per Class A Common Share. . . . . . $ (.12)    $ .23
Net Income per Class B Common Share. . . . . . $ (.10)    $ .20














         See notes to consolidated condensed financial statements.

                       MONTGOMERY WARD HOLDING CORP.
                   CONSOLIDATED CONDENSED BALANCE SHEET
                           (Millions of dollars)

                                  ASSETS
                                           April 1,  December 31,
                                              1995       1994

Cash and cash equivalents. . . . . . . . . . $   48     $   33
Short-term investments . . . . . . . . . . .      6          3
Investments of insurance operations. . . . .    316        314
    Total Cash and Investments . . . . . . .    370        350

Trade and other accounts receivable. . . . .    104        112
Accounts and notes receivable
 from affiliates . . . . . . . . . . . . . .     18          6
    Total Receivables. . . . . . . . . . . .    122        118

Merchandise inventories. . . . . . . . . . .  1,628      1,625
Prepaid pension contribution . . . . . . . .    326        324
Federal income taxes receivable. . . . . . .      3          -
Properties, plants and equipment,
 net of accumulated depreciation
 and amortization. . . . . . . . . . . . . .  1,378      1,396
Direct response and insurance
 acquisition costs . . . . . . . . . . . . .    338        322
Other assets . . . . . . . . . . . . . . . .    410        402
Total Assets . . . . . . . . . . . . . . . . $4,575     $4,537


                   LIABILITIES AND SHAREHOLDERS' EQUITY

Short-term borrowings. . . . . . . . . . . . $  777     $  144
Trade accounts payable . . . . . . . . . . .  1,245      1,719
Federal income taxes payable . . . . . . . .      -         14
Accrued liabilities and other
 obligations . . . . . . . . . . . . . . . .  1,127      1,231
Insurance policy claim reserves. . . . . . .    238        236
Long-term debt . . . . . . . . . . . . . . .    225        228
Obligations under capital leases . . . . . .     80         81
Deferred federal income taxes. . . . . . . .    126        122
    Total Liabilities. . . . . . . . . . . .  3,818      3,775

Redeemable Preferred Stock . . . . . . . . .     75         75

Shareholders' Equity
 Common stock. . . . . . . . . . . . . . . .      -          -
 Capital in excess of par value. . . . . . .     23         23
 Retained earnings . . . . . . . . . . . . .    746        751
 Unrealized gain on marketable equity
  securities . . . . . . . . . . . . . . . .      5          2
 Less:  Treasury stock, at cost. . . . . . .    (92)       (89)
    Total Shareholders' Equity . . . . . . .    682        687

Total Liabilities and
 Shareholders' Equity. . . . . . . . . . . . $4,575     $4,537



       See notes to consolidated condensed financial statements.

                       MONTGOMERY WARD HOLDING CORP.
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                           (Millions of dollars)


                                               For the 13-Week
                                                 Period Ended
                                             April 1,   April 2,
                                               1995       1994

Cash flows from operating activities:
 Net income (loss) . . . . . . . . . . . . . . $ (4)      $  10
 Adjustments to reconcile net income
  to net cash provided by operating
  activities:
    Depreciation and amortization. . . . . . .    31         25
    Deferred income taxes  . . . . . . . . . .     2        (6)
 Changes in operating assets and liabilities:
  (Increase) decrease in:
    Trade and other accounts receivable. . . .     8          2
    Accounts and notes receivable from
     affiliates. . . . . . . . . . . . . . . .  (12)       (22)
    Merchandise inventories. . . . . . . . . .   (3)        (6)
    Prepaid pension contribution . . . . . . .   (2)        (3)
    Other assets . . . . . . . . . . . . . . .  (25)       (11)
  Increase (decrease) in:
    Trade accounts payable . . . . . . . . . . (474)      (286)
    Federal income taxes payable, net. . . . .  (17)        (2)
    Accrued liabilities and other
     obligations . . . . . . . . . . . . . . . (104)       (65)
    Insurance policy claim reserves. . . . . .     2          -
     Net cash used in operations . . . . . . . (598)      (364)

Cash flows from investing activities:
 Acquisition of Lechmere, net
  of cash acquired . . . . . . . . . . . . . .     -      (109)
 Purchase of short-term investments. . . . . .  (28)       (25)
 Purchase of investments of insurance
  operations . . . . . . . . . . . . . . . . .  (91)      (116)
 Sale of short-term investments. . . . . . . .    25         37
 Sale of investments of insurance
  operations . . . . . . . . . . . . . . . . .    94        103
 Capital expenditures. . . . . . . . . . . . .  (18)       (12)
 Disposition of properties, plants and
  equipment, net . . . . . . . . . . . . . . .     6          -
     Net cash used for
      investing activities . . . . . . . . . . $(12)     $(122)



         See notes to consolidated condensed financial statements.

                       MONTGOMERY WARD HOLDING CORP.
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                           (Millions of dollars)



                                               For the 13-Week
                                                 Period Ended
                                             April 1,    April 2,
                                               1995         1994

Cash flows from financing activities:
 Proceeds from issuance of
  short-term borrowings. . . . . . . . . . . . $3,369    $1,727
 Payments on short-term borrowings . . . . . .(2,736)   (1,360)
 Proceeds from issuance of
  long-term debt . . . . . . . . . . . . . . .      -       165
 Payments of Montgomery Ward
  long-term debt . . . . . . . . . . . . . . .    (3)       (2)
 Payments of Lechmere
  long-term debt . . . . . . . . . . . . . . .      -      (88)
 Payments of obligations under
  capital leases . . . . . . . . . . . . . . .    (1)       (2)
 Cash dividends paid . . . . . . . . . . . . .    (1)         -
 Purchase of treasury stock, at cost . . . . .    (3)       (2)
    Net cash provided by
     financing activities. . . . . . . . . . .    625       438

Increase (decrease) in cash and
 cash equivalents. . . . . . . . . . . . . . .     15      (48)

Cash and cash equivalents at
 beginning of period . . . . . . . . . . . . .     33        98

Cash and cash equivalents at
 end of period . . . . . . . . . . . . . . . . $   48     $  50


Supplemental disclosure of cash flow
 information:
  Cash paid during the period for:
    Income taxes . . . . . . . . . . . . . . . $   20     $  15
    Interest . . . . . . . . . . . . . . . . . $   16     $  13
  Non-cash investing activity:
    Change in unrealized gain on
     marketable securities . . . . . . . . . . $    3     $   -




         See notes to consolidated condensed financial statements.

                       MONTGOMERY WARD HOLDING CORP.
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
              (Millions of dollars, except per share amounts)


1.  Condensed Financial Statements

  Montgomery Ward Holding Corp. (the Company or MW Holding) conducts its operations through its only direct subsidiary, Montgomery Ward & Co., Incorporated (Montgomery Ward). In the opinion of management, the unaudited financial statements of the Company include all adjustments necessary for a fair presentation. All such adjustments are of a normal recurring nature. The condensed financial statements should be read in the context of the financial statements and notes thereto filed with the Securities and Exchange Commission in MW Holding's 1994 Annual Report on Form 10-K. Certain prior period amounts have been reclassified to be comparable with the current period presentation.


2.  Net Income Per Common Share

  Net income (loss) per common share is computed as follows:

                                         13-Week Period Ended
                                            April 1, 1995
                                      Class A        Class B
 Earnings (loss) available for
   Common Shareholders . . . . . . .       $(2)             $(3)

 Weighted average number of common
  and common equivalent shares
  (stock options) outstanding. . . . 20,882,543       25,000,000

 Earnings (loss) per share . . . . .     $(.12)           $(.10)



                                         13-Week Period Ended
                                            April 2, 1994
                                      Class A        Class B
 Earnings available for
  Common Shareholders. . . . . . . .       $  5             $  5

 Weighted average number of common
  and common equivalent shares
  (stock options) outstanding. . . . 21,632,062       25,000,000

 Earnings per share. . . . . . . . .      $ .23            $ .20

                       MONTGOMERY WARD HOLDING CORP.
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                           (Millions of dollars)

3.  Acquisition of Lechmere, Inc.

  Montgomery Ward acquired in a merger transaction all the stock of LMR Acquisition Corporation (LMR) which owns 100% of the stock of Lechmere, Inc. (Lechmere) on March 30, 1994. The aggregate purchase price was $113.

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

  The acquisition was accounted for as a purchase. The purchase price has been allocated to Lechmere's net assets based upon results of asset valuations and liability and contingency assessments.

  The allocation is summarized as follows:

     Inventory . . . . . . . . . . . . . . . . . . . . .$140
     Properties, Plants and Equipment. . . . . . . . . .  54
     Goodwill. . . . . . . . . . . . . . . . . . . . . . 124
     Other Assets. . . . . . . . . . . . . . . . . . . .  50
     Due to Montgomery Ward. . . . . . . . . . . . . . . (88)
     Other Liabilities . . . . . . . . . . . . . . . . .(167)
                                                        $113

4.  Benefits and Losses

  Operating, selling, general and administrative expenses include benefits and losses related to direct response marketing operations of $28 and $27 for the 13-week periods ended April 1, 1995 and April 2, 1994, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  The following discussion and analysis of results of operations for MW Holding compares the first quarter of 1995 to the first quarter of 1994. All dollar amounts referred to in this discussion are in millions, and all income and expense items are shown before income taxes, unless specifically stated otherwise.

  MW Holding's business is seasonal, with one-third of the sales traditionally occurring in the fourth quarter; accordingly, the results of operations for the quarter are not necessarily indicative of the results for the entire year.


Results of Operations

First Quarter 1995 Compared with First Quarter 1994

  Consolidated net loss for the first quarter of 1995 was $4, as compared to net income of $10 for the first quarter of 1994. Lechmere was acquired on March 30, 1994. Consequently, Lechmere's loss from operations and the interest cost on the financing of the acquisition are not reflected in the first quarter 1994 results. Had these results been reflected in 1994, overall net income would have been $6 million lower.

  Consolidated total revenues (net sales and direct response marketing revenues, including insurance) were $1,489 compared with $1,323 in 1994. The net sales increase is due to the inclusion of Lechmere sales in the first quarter of 1995, partially offset by the impact of the shift in the Easter selling season from the first quarter of 1994 to the second quarter of 1995. Sales on a comparable store basis, which reflects only the stores in operation for both the first quarter of 1995 and 1994, decreased 5%. Direct response marketing revenues increased $23, or 21%, to $130. The increase was primarily due to increased clubs membership levels as well as increased revenues generated from the April 1994 acquisition of SmileSaver, Inc. and the October 1994 acquisition of Credit Card Sentinel.

  Gross margin (net sales less cost of goods sold) dollars were $283, a decrease of $3, or 1%, from the first quarter of last year. This decrease was due to the gross margin impact of the decrease in the margin rate on sales ($30) and increased occupancy costs primarily related to new stores ($15), partially offset by the gross margin impact of the increased sales ($42). The decrease in the margin rate was impacted by a heavier emphasis in appliances and electronics and the lower margin rate that accompany these businesses (which includes Lechmere) and continued competitive pressures.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)

First Quarter 1995 Compared with First Quarter 1994 (continued)

  Operating, selling, general and administrative expenses increased $35 from the prior year. Excluding Lechmere's expenses, operating, selling, general and administrative expenses increased by $1. This increase was attributable to the impact of new store openings of $7 and increased other operating and administrative costs of $2, partially offset by increased income generated from the sale of product service contracts of $8.

  Net interest expense increased $8, or 73%. The increase is due to increased borrowings, primarily due to the acquisition of Lechmere, as well as increased interest rates.

  Preferred stock dividend requirements were $1 for the first quarter of 1995 due to the issuance of Senior Preferred Stock on April 27, 1994.


Discussion of Financial Condition

  Montgomery Ward is the only direct subsidiary of MW Holding and therefore Montgomery Ward and its subsidiaries are MW Holding's sole source of funds.

  Montgomery Ward has entered into a Long Term Credit Agreement (Long Term Agreement) dated as of September 15, 1994 with various lenders. The Long Term Agreement, which expires September 15, 1999, provides for a revolving facility in the principal amount of $603. As of April 1, 1995, $492 was outstanding under the Long Term Agreement. Concurrently, Montgomery Ward also entered into a Short Term Credit Agreement (Short Term Agreement) dated as of September 15, 1994 with various lenders. The Short Term Agreement, which expires September 14, 1995, provides for a revolving facility in the principal amount of $297. As of April 1, 1995, $210 was outstanding under the Short Term Agreement. In addition, $75 was outstanding under short-term uncommitted bank lines of credit as of April 1, 1995, which the Company uses periodically at seasonal working capital peaks to diversify its borrowings.

  Under the Long Term Agreement and the Short Term Agreement
(collectively, the Agreements), Montgomery Ward may select among several interest rate options, including a rate negotiated with one or more of the various lenders. The interest rates for the aforementioned bank borrowings are based on market rates and significant increases in market interest rates will increase

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Discussion of Financial Condition (continued)

interest payments required. A commitment fee is payable based upon the unused amount of each facility, although under certain circumstances, an additional fee may be payable to lenders not participating in a negotiated rate loan.

  During the fourth quarter of 1994, Montgomery Ward entered into interest rate exchange and cap agreements with various banks to offset the market risk associated with an increase in interest rates under both the Long Term Agreement and Short Term Agreement. The aggregate notional principal amounts under the interest rate exchange agreements is $175 in 1995. Under the terms of the interest rate exchange agreements, Montgomery Ward pays the banks a weighted average fixed rate of 7.4% in 1995 and will receive the one-month daily average London Interbank Offered (LIBO) rate multiplied by the notional principal amount. The average aggregate notional principal amounts under the various cap agreements is $154 in 1995. Under the terms of the cap agreements, Montgomery Ward receives payments from the banks when the one-month daily average LIBO rate exceeds the 5.5% cap strike rate in 1995. Such payments will equal the amount determined by multiplying the notional principal amount by the excess of the percentage rate, if any, of the one-month daily average LIBO rate over the cap strike rate. Montgomery Ward is exposed to credit risk in the event of nonperformance by the other parties to the interest rate exchange and cap agreements; however, Montgomery Ward anticipates full performance by the counterparties.

  The Agreements and the Note Purchase Agreements impose various restrictions on Montgomery Ward, including the satisfaction of certain financial tests which include restrictions on payments of dividends. Under the terms of the Agreements, which are currently the most restrictive of the financing agreements as to dividends, distributions and redemptions, Montgomery Ward may not pay dividends or make any other distributions to the Company or redeem any Common Stock in excess of (1) $63 on a cumulative basis, plus
(2) 50% of Consolidated Net Income of Montgomery Ward (as defined in the Agreements) after January 1, 1994, plus (3) any repayment by the Company of any loan or advance made by Montgomery Ward to the Company which was received after January 1, 1994, plus (4) capital contributions received by Montgomery Ward after January 1, 1994, plus (5) net proceeds received by Montgomery Ward from (a) the issuance of capital stock including treasury stock but excluding Debt-Like Preferred Stock (as defined in the Agreements) or (b) any indebtedness which is converted into shares of capital stock other than Debt-Like Preferred Stock of Montgomery Ward or the Company, after January 1, 1994, plus (6) an adjustment of $45 for 1994 through 1996, $30 in 1997 and $15 in 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Discussion of Financial Condition (continued)

  On April 27, 1994, the Company issued 750 shares of a new series of Senior Preferred Stock (Senior Preferred Stock) to General Electric Capital Corporation (GE Capital) in exchange for $75 in cash. The Company used the proceeds to acquire 750 shares of a new issue of Senior Preferred Stock of Montgomery Ward (Montgomery Ward Preferred) for $75 and Montgomery Ward used the proceeds to reduce short-term borrowings. The Montgomery Ward Preferred constitutes Debt-Like Preferred Stock for purposes of the dividend restrictions under the Agreements.

  Future cash needs are expected to be provided by ongoing operations, the sale of customer receivables to Montgomery Ward Credit Corporation (Montgomery Ward Credit), a subsidiary of GE Capital, borrowings under the Agreements and the disposition of capital assets related to facility closings.

  Capital expenditures during the first three months of 1995 of $18 were primarily related to expenditures for various merchandise fixture and presentation programs. Capital expenditures for the comparable 1994 period were $12.

                        PART II - OTHER INFORMATION


Item 1. Legal Proceedings.

  None.

Item 2. Changes in Securities.

  None.

Item 3. Defaults Upon Senior Securities.

  None.

Item 4. Submission of Matters to a Vote of Security Holders.

  None.

Item 5. Other Information

  None.

Item 6. Exhibits and Reports on Form 8-K.

  None.

                                 SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


REGISTRANT          MONTGOMERY WARD HOLDING CORP.


BY                  JOHN L. WORKMAN
NAME AND TITLE      John L. Workman, Executive Vice President,
                    Chief Financial Officer and Assistant Secretary
DATE                May 15, 1995