Form 10-Q
period 1995-07-01
MONTGOMERY WARD HOLDING CORP
filed 1995-08-15
CIK 836974

------------------------------------------------------------------

                    SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549-1004


                                 FORM 10-Q


               Quarterly Report under Section 13 or 15(d) of
                    the Securities Exchange Act of 1934


  For the Quarterly Period Ended         Commission File
        July 1, 1995                     No. 0-17540



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

 At July 29, 1995, there were 19,807,175 shares of Class A Common
Stock and 25,000,000 shares of Class B Common Stock of the
Registrant outstanding.


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


                                               For the 13-Week
                                                 Period Ended
                                               July 1,   July 2,
                                                 1995     1994

Revenues
 Net sales, including leased and licensed
  department sales . . . . . . . . . . . . . . $1,520    $1,519
 Direct response marketing revenues,
  including insurance. . . . . . . . . . . . .    135       113
    Total Revenues . . . . . . . . . . . . . .  1,655     1,632

Costs and Expenses
 Cost of goods sold, including net occupancy
  and buying expense . . . . . . . . . . . . .  1,210     1,183
 Operating, selling, general and
  administrative expenses, including
  benefits and losses of direct
  response operations. . . . . . . . . . . . .    405       395
 Interest expense, net of investment
  income . . . . . . . . . . . . . . . . . . .     24        14
    Total Costs and Expenses . . . . . . . . .  1,639     1,592

Income Before Income Taxes . . . . . . . . . .     16        40
Income Tax Expense . . . . . . . . . . . . . .      5        12

Net Income . . . . . . . . . . . . . . . . . .     11        28
Preferred Stock Dividend Requirements. . . . .      1         1

Net Income Applicable to
 Common Shareholders . . . . . . . . . . . . . $   10   $    27



Net Income per Common Share
 Class A . . . . . . . . . . . . . . . . . . . $ .25       $ .62
 Class B . . . . . . . . . . . . . . . . . . . $ .20       $ .53

Cash Dividends Declared Per Common Share
 Class A . . . . . . . . . . . . . . . . . . .  $  -       $ .50
 Class B . . . . . . . . . . . . . . . . . . .  $  -       $ .50




         See notes to consolidated condensed financial statements.

                       MONTGOMERY WARD HOLDING CORP.
                     CONSOLIDATED STATEMENT OF INCOME
              (Millions of dollars, except per share amounts)


                                               For the 26-Week
                                                 Period Ended
                                               July 1,   July 2,
                                                 1995     1994

Revenues
 Net sales, including leased and licensed
  department sales . . . . . . . . . . . . . . $2,877    $2,734
 Direct response marketing revenues,
  including insurance. . . . . . . . . . . . .    265       220
    Total Revenues . . . . . . . . . . . . . .  3,142     2,954

Costs and Expenses
 Cost of goods sold, including net occupancy
  and buying expense . . . . . . . . . . . . .  2,285     2,114
 Operating, selling, general and
  administrative expenses, including
  benefits and losses of direct
  response operations. . . . . . . . . . . . .    805       759
 Interest expense, net of investment
  income . . . . . . . . . . . . . . . . . . .     43        25
    Total Costs and Expenses . . . . . . . . .  3,133     2,898

Income Before Income Taxes . . . . . . . . . .      9        56
Income Tax Expense . . . . . . . . . . . . . .      2        18

Net Income . . . . . . . . . . . . . . . . . .      7        38
Preferred Stock Dividend Requirements. . . . .      2         1

Net Income Applicable to
 Common Shareholders . . . . . . . . . . . . . $    5    $    37



Net Income per Class A Common Share. . . . . .  $  .12   $  .85
Net Income per Class B Common Share. . . . . .  $  .10   $  .74

Cash Dividends Declared Per Common Share
 Class A . . . . . . . . . . . . . . . . . . .  $   -    $  .50
 Class B . . . . . . . . . . . . . . . . . . .  $   -    $  .50





         See notes to consolidated condensed financial statements.

                       MONTGOMERY WARD HOLDING CORP.
                   CONSOLIDATED CONDENSED BALANCE SHEET
                           (Millions of dollars)

                                  ASSETS
                                           July 1,    December 31,
                                             1995        1994

Cash and cash equivalents  . . . . . . . . . $   41       $   33
Short-term investments . . . . . . . . . . .     17            3
Investments of insurance operations. . . . .    319          314
    Total Cash and Investments . . . . . . .    377          350

Trade and other accounts receivable. . . . .    121          112
Accounts and notes receivable
 from affiliates . . . . . . . . . . . . . .      -            6
    Total Receivables. . . . . . . . . . . .    121          118

Merchandise inventories. . . . . . . . . . .  1,583        1,625
Prepaid pension contribution . . . . . . . .    328          324
Federal income taxes receivable. . . . . . .     22            -
Properties, plants and equipment, net of
 accumulated depreciation and
 amortization. . . . . . . . . . . . . . . .  1,371        1,396
Direct response and insurance
 acquisition costs . . . . . . . . . . . . .    347          322
Other assets . . . . . . . . . . . . . . . .    428          402
Total Assets . . . . . . . . . . . . . . . . $4,577       $4,537


                   LIABILITIES AND SHAREHOLDERS' EQUITY

Short-term borrowings. . . . . . . . . . . . $  819       $  144
Trade accounts payable . . . . . . . . . . .  1,219        1,719
Accrued liabilities and other
 obligations . . . . . . . . . . . . . . . .  1,073        1,231
Federal income taxes payable . . . . . . . .      4           14
Insurance policy claim reserves. . . . . . .    240          236
Long-term debt . . . . . . . . . . . . . . .    223          228
Obligations under capital leases . . . . . .     78           81
Deferred federal income taxes. . . . . . . .    149          122
    Total Liabilities. . . . . . . . . . . .  3,805        3,775

Redeemable Preferred Stock . . . . . . . . .     75           75

Shareholders' Equity
 Common stock. . . . . . . . . . . . . . . .      -            -
 Capital in excess of par value. . . . . . .     24           23
 Retained earnings . . . . . . . . . . . . .    756          751
 Unrealized gain on marketable equity
  securities . . . . . . . . . . . . . . . .     10            2
 Less:  Treasury stock, at cost. . . . . . .   (93)         (89)
    Total Shareholders' Equity . . . . . . .    697          687

Total Liabilities and
 Shareholders' Equity. . . . . . . . . . . . $4,577       $4,537



        See notes to consolidated condensed financial statements.

                       MONTGOMERY WARD HOLDING CORP.
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                           (Millions of dollars)


                                               For the 26-Week
                                                 Period Ended
                                               July 1,   July 2,
                                                 1995     1994

Cash flows from operating activities:
 Net income  . . . . . . . . . . . . . . . . .  $  7     $   38
 Adjustments to reconcile net income
  to net cash provided by operating
  activities:
    Depreciation and amortization. . . . . . .    62         51
    Deferred income taxes. . . . . . . . . . .    22        (4)
 Changes in operating assets and liabilities:
  (Increase) decrease in:
    Trade and other accounts receivable. . . .   (3)       (20)
    Accounts and notes receivable from
     affiliates. . . . . . . . . . . . . . . .     6       (15)
    Merchandise inventories. . . . . . . . . .    42       (35)
    Prepaid pension contribution . . . . . . .   (4)        (7)
    Federal income tax receivable. . . . . . .  (22)          -
    Other assets . . . . . . . . . . . . . . .  (59)       (21)
  Increase (decrease) in:
    Trade accounts payable . . . . . . . . . . (500)      (241)
    Federal income taxes payable, net. . . . .  (10)          8
    Accrued liabilities and other
     obligations . . . . . . . . . . . . . . . (158)      (120)
    Insurance policy claim reserves. . . . . .     4        (3)
     Net cash used in operations . . . . . . . (613)      (369)

Cash flows from investing activities:
 Acquisition of Lechmere, net of cash
  acquired . . . . . . . . . . . . . . . . . .     -      (109)
 Purchase of short-term investments. . . . . .  (18)      (130)
 Purchase of investments of insurance
  operations . . . . . . . . . . . . . . . . . (261)      (295)
 Sale of short-term investments. . . . . . . .     4        143
 Sale of investments of insurance
  operations . . . . . . . . . . . . . . . . .   269        298
 Capital expenditures. . . . . . . . . . . . .  (47)       (42)
 Disposition of properties, plants and
  equipment, net . . . . . . . . . . . . . . .    12          1
     Net cash used for
      investing activities . . . . . . . . . .$ (41)     $(134)


         See notes to consolidated condensed financial statements.

                       MONTGOMERY WARD HOLDING CORP.
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                           (Millions of dollars)


                                               For the 26-Week
                                                 Period Ended
                                               July 1,   July 2,
                                                 1995     1994
Cash flows from financing activities:
 Proceeds from short-term borrowings . . . . . $7,246    $3,253
 Payments on short-term borrowings . . . . . . (6,571)   (2,937)
 Proceeds from issuance of
  long-term debt . . . . . . . . . . . . . . .      -       166
 Payments of Montgomery Ward
  long-term debt . . . . . . . . . . . . . . .    (5)       (4)
 Payments of Lechmere
  long-term debt . . . . . . . . . . . . . . .      -      (88)
 Payments of obligations under
  capital leases . . . . . . . . . . . . . . .    (3)       (4)
 Proceeds from issuance of
  Common Stock . . . . . . . . . . . . . . . .      1         1
 Proceeds from issuance of
  Preferred Stock. . . . . . . . . . . . . . .      -        75
 Cash dividends paid . . . . . . . . . . . . .    (2)      (23)
 Purchase of treasury stock, at cost . . . . .    (4)       (4)
    Net cash provided by
     financing activities. . . . . . . . . . .    662       435

Increase (decrease) in cash and
 cash equivalents. . . . . . . . . . . . . . .      8      (68)
Cash and cash equivalents at
 beginning of period . . . . . . . . . . . . .     33        98

Cash and cash equivalents at
 end of period . . . . . . . . . . . . . . . . $   41    $   30

Supplemental disclosure of cash flow
 information:
  Cash paid during the period for:
    Income taxes . . . . . . . . . . . . . . . $   22    $   19
    Interest . . . . . . . . . . . . . . . . . $   41    $   24

Non-cash financing activity:
 Notes issued for purchase of
  Treasury stock . . . . . . . . . . . . . . . $    -    $    3

Non-cash investing activity:
 Change in unrealized gain on
  marketable equity securities . . . . . . . . $    8    $    4

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


2.  Net Income Per Common Share

 Net income per common share is computed as follows:

                                      13-Week Period Ended
                                           July 1, 1995
                                      Class A        Class B
 Earnings available for Common
  Shareholders . . . . . . . . . . .        $ 5          $ 5

 Weighted average number of common
  and common equivalent shares
  (stock options) outstanding. . . . 20,149,005   25,000,000

 Earnings per share. . . . . . . . .      $ .25        $ .20



                                      13-Week Period Ended
                                           July 2, 1994
                                      Class A        Class B
 Earnings available for Common
  Shareholders . . . . . . . . . . .        $13          $14

 Weighted average number of common
  and common equivalent shares
  (stock options) outstanding. . . . 21,395,584   25,000,000

 Earnings per share. . . . . . . . .      $ .62        $ .53

                       MONTGOMERY WARD HOLDING CORP.
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
              (Millions of dollars, except per share amounts)


2.  Net Income Per Common Share (continued)

 Net income per common share is computed as follows:

                                      26-Week Period Ended
                                           July 1, 1995
                                      Class A        Class B


 Earnings available for Common
  Shareholders . . . . . . . . . . .        $ 2          $ 3

 Weighted average number of common
  and common equivalent shares
  (stock options) outstanding. . . . 20,246,555   25,000,000

 Earnings per share. . . . . . . . .      $ .12        $ .10



                                      26-Week Period Ended
                                           July 2, 1994
                                      Class A        Class B
 Earnings available for
  Common Shareholders. . . . . . . .        $18          $19

 Weighted average number of common
  and common equivalent shares
  (stock options) outstanding. . . . 21,514,129   25,000,000

 Earnings per share. . . . . . . . .       $.85         $.74



3.  Acquisition of Lechmere, Inc.

  Montgomery Ward acquired in a merger transaction all the stock of LMR Acquisition Corporation (LMR) which owns 100% of the stock of Lechmere, Inc. (Lechmere) on March 30, 1994. The aggregate purchase price was $113. The acquisition was accounted for as a purchase.


4.  Benefits and Losses

  Operating, selling, general and administrative expenses include benefits and losses related to direct response marketing operations of $29 and $25 for the 13-week periods ended July 1, 1995 and July 2, 1994, respectively and $57 and $52 for the 26-week periods ended July 1, 1995 and July 2, 1994, respectively.

                       MONTGOMERY WARD HOLDING CORP.
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                           (Millions of dollars)


5.  Subsequent Event

  On July 11, 1995, Montgomery Ward entered into a Note Purchase Agreement (1995 Note Purchase Agreement) with various lenders involving the private placement of $180 of Senior Notes which have maturities of from five to ten years at fixed interest rates varying from 6.52% to 6.98%. Proceeds from the debt issue were used to pay short-term borrowings incurred to fund the Company's acquisition of Lechmere.

  Borrowings under the 1995 Note Purchase Agreement are subject to various restrictions on Montgomery Ward, including the satisfaction of certain financial tests which include restrictions on the payment of dividends. The dividend restrictions under the 1995 Note Purchase Agreement are currently less restrictive than the restrictions imposed by the Long Term Credit Agreement and Short Term Credit Agreement.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  The following discussion and analysis of results of operations for MW Holding compares the second quarter of 1995 to the second quarter of 1994, as well as the first six months of 1995 to the first six months of 1994. All dollar amounts referred to in this discussion are in millions, and all income and expense items are shown before income taxes, unless specifically stated otherwise.

  MW Holding's business is seasonal, with one-third of the sales traditionally occurring in the fourth quarter; accordingly, the results of operations for the quarter and the first six months are not necessarily indicative of the results for the entire year.


Results of Operations

Second Quarter 1995 Compared with Second Quarter 1994

  Net income for the second quarter of 1995 was $11, a decrease of $17 from the prior year. The prior year results include a favorable income tax adjustment of $3.

                       MONTGOMERY WARD HOLDING CORP.
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)

Second Quarter 1995 Compared with Second Quarter 1994 (continued)

  Consolidated total revenues (net sales and direct response marketing revenues, including insurance) were $1,655 compared with $1,632 in 1994. Net sales increased $1. Apparel sales increased 5% and were impacted by the shift in the Easter selling season from the first quarter of 1994 to the second quarter of 1995. Hardlines sales decreased 1%. Comparable store sales decreased 2%.

  Direct response marketing revenues increased $22, or 19%, to $135. The increase was primarily due to increased insurance and club membership levels.

  Gross margin (net sales less cost of goods sold) dollars were $310, a decrease of $26, or 8%, from the second quarter of last year. The decrease in gross margin was due to a decrease in the gross margin rate ($20) and increased occupancy costs primarily related to new stores ($6). The decrease in the gross margin rate was due to decreased Hardlines margin rates. Competitive pressures continue to have a negative impact on margin rates.

    Operating, selling, general and administrative expenses increased $10, or 3%, from the prior year. This increase was due to the impact of new store openings of $10, increased advertising and promotional costs of $7 and increased benefits and losses of direct response operations of $4, partially offset by decreased operating and administrative costs of $2 and the increased income generated from the sale of product service contracts of $9. In addition, the Company continued to incur transition expenditures associated with the integration of Lechmere's operations, stores and merchandise information systems.

  Net interest expense increased $10, or 71%, from the prior year due to increased borrowings (as more fully described in the Discussion of Financial Condition), as well as increased interest rates.

                       MONTGOMERY WARD HOLDING CORP.
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)

First Six Months of 1995 Compared with First Six Months of 1994

  Consolidated net income was $7, a decrease of $31 from the prior year. Net income for 1995 includes a first quarter loss from operations of Lechmere. Lechmere was acquired on March 30, 1994, therefore 1994 results include Lechmere for the second quarter only. In addition, the prior year results include a favorable income tax adjustment of $3.

  Consolidated total revenues were $3,142 compared with $2,954 in 1994. Net sales increased $143, or 5% of which $192 was attributable to the first quarter impact of Lechmere. Excluding Lechmere's first quarter impact, net sales decreased $49. The decreased sales reflect a 3% decrease in Hardlines sales, partially offset by a 1% increase in Apparel sales. Sales on a comparable store basis, which reflects only the stores in operation for both the first six months of 1995 and 1994, decreased 4%.

  Direct response marketing revenues increased $45, or 20%, to $265. The increase was primarily due to increased credit and club membership levels. The acquisitions of Smilesaver in April, 1994 and Credit Card Sentinel in October, 1994 accounted for an increase of $5.

    Gross margin dollars, including Lechmere, were $592, a decrease of $28, or 4%, from the first six months of last year. The decrease was due to the decreased gross margin rate ($50) and increased occupancy costs ($20), partially offset by the gross margin impact of the increase in sales ($40) and decreased buying office and other expenses ($2). The decrease in the gross margin rate was impacted by the inclusion of Lechmere for six months of 1995, causing a heavier emphasis in appliances and electronics. These businesses tend to have lower margin rates. Continued competitive pressures also had a negative impact on margin rates.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)

First Six Months of 1995 Compared with First Six Months of 1994
(continued)

  Operating, selling, general and administrative expenses, including the first quarter impact of Lechmere, increased $46, or 6%, from the prior year. Excluding Lechmere's first quarter impact, operating, selling, general and administrative expenses increased by $12. See "Second Quarter 1995 Compared With Second Quarter 1994" for a discussion of the significant expenditures made by the Company with respect to Lechmere. This increase was due to the impact of new store openings of $20, increased benefits and losses of direct response operations of $5, and increased advertising and promotional costs of $4, partially offset by the increased income generated from the sale of product service contracts of $17.

  Net interest expense increased $18, or 72%, from the prior year due to increased borrowings (as more fully described in the Discussion of Financial Condition), the first quarter impact of higher borrowings due to the Lechmere acquisition, and increased interest rates.


Discussion of Financial Condition

  Montgomery Ward is the only direct subsidiary of MW Holding and therefore Montgomery Ward and its subsidiaries are MW Holding's sole source of funds.

  Montgomery Ward has entered into a Long Term Credit Agreement (Long Term Agreement) dated as of September 15, 1994 with various lenders. The Long Term Agreement, which expires September 15, 1999, provides for a revolving facility in the principal amount of $603. As of July 1, 1995, $529 was outstanding under the Long Term Agreement. Concurrently, Montgomery Ward also entered into a Short Term Credit Agreement (Short Term Agreement) dated as of September
15, 1994 with various lenders.   The  Short  Term  Agreement,
which expires September 14, 1995, provides for a revolving facility in the principal amount of $297. As of July 1, 1995, $215 was outstanding under the Short Term Agreement. In addition, $75 was outstanding under short-term uncommitted bank lines of credit as of July 1, 1995, which the Company uses periodically at seasonal working capital peaks to diversify its borrowings.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)

Discussion of Financial Condition (continued)

  Montgomery Ward has filed a request for extension for both the Long Term Agreement and the Short Term Agreement in order to extend the due dates to September 6, 2000 and September 6, 1996, respectively. It is anticipated this request will be granted.

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

  During the fourth quarter of 1994, Montgomery Ward entered into interest rate exchange and cap agreements with various banks to offset the market risk associated with an increase in interest rates under both the Long Term Agreement and Short Term Agreement. The aggregate notional principal amounts under the interest rate exchange agreements is $175 in 1995. Under the terms of the interest rate exchange agreements, Montgomery Ward pays the banks a weighted average fixed rate of 7.4% multiplied by the notional principal amount in 1995 and will receive the one-month daily average London Interbank Offered (LIBO) rate multiplied by the notional principal amount. The average aggregate notional principal amounts under the various cap agreement is $154 in 1995. Under the terms of the cap agreements, Montgomery Ward receives payments from the banks when the one-month daily average LIBO rate exceeds the 5.5% cap strike rate in 1995. Such payments will equal the amount determined by multiplying the notional principal amount by the excess of the percentage rate, if any, of the one-month daily average LIBO rate over the cap strike rate. The interest rate exchange and cap agreements increased the effective borrowing rate under the Agreements by .4% for the 26-week period ended July 1, 1995. Montgomery Ward is exposed to credit risk in the event of nonperformance by the other parties to the interest rate exchange and cap agreements; however, Montgomery Ward anticipates full performance by the counterparties.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Discussion of Financial Condition (continued)

  On July 11, 1995, Montgomery Ward entered into a Note Purchase Agreement (1995 Note Purchase Agreement) with various lenders involving the private placement of $180 of Senior Notes which have maturities of from five to ten years at fixed interest rates varying from 6.52% to 6.98%. Proceeds from the debt issue were used to repay short-term borrowings incurred to fund the Company's acquisition of Lechmere. See Note 5 to the Consolidated Condensed Financial Statements.

  The Agreements, the 1993 Note Purchase Agreements and the 1995 Note Purchase Agreement impose various restrictions on Montgomery Ward, including the satisfaction of certain financial tests which include restrictions on payments of dividends. Under the terms of the Agreements, which are currently the most restrictive of the financing agreements as to dividends, distributions and redemptions, Montgomery Ward may not pay dividends or make any other distributions to the Company or redeem any Common Stock in excess of (1) $63 on a cumulative basis, plus (2) 50% of Consolidated Net Income of Montgomery Ward (as defined in the Agreements) after January 1, 1994, plus (3) any repayment by the Company of any loan or advance made by Montgomery Ward to the Company which was received after January 1, 1994, plus (4) capital contributions received by Montgomery Ward after January 1, 1994, plus (5) net proceeds received by Montgomery Ward from (a) the issuance of capital stock including treasury stock but excluding Debt-Like Preferred Stock (as defined in the Agreements) or (b) any indebtedness which is converted into shares of capital stock other than Debt-Like Preferred Stock of Montgomery Ward or the Company, after January 1, 1994, plus (6) an adjustment of $45 for 1994 through 1996, $30 in 1997 and $15 in 1998.

  Seasonal financing requirements were expected to increase in the first six months of 1995 due to new store openings and the Lechmere acquisition. The Company has made, and will continue to make significant investments in Lechmere's operations, particularly in the computer systems used by store and buying office associates. However, lower than expected sales and lower inventory turnover also contributed to the increase in debt levels and interest expense versus the prior year. Higher short term interest rates were also a factor behind the increase in interest expense. Inventory management initiatives are underway which are intended to reduce working capital and debt levels in the Fall season.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Discussion of Financial Condition (continued)

  Future cash needs are expected to be provided by ongoing operations, the sale of customer receivables to Montgomery Ward Credit Corporation (Montgomery Ward Credit), a subsidiary of GE Capital and borrowings under the Agreements (as expected to be extended).

  Capital expenditures during the first six months of 1995 of $47 were primarily related to expenditures for the opening of one Electric Avenue & More store, the relocation of one Lechmere store and various merchandise fixture and presentation programs. Capital expenditures for the comparable 1994 period were $42.

                        PART II - OTHER INFORMATION


Item 1. Legal Proceedings.

 None.


Item 2. Changes in Securities.

 None.


Item 3. Defaults Upon Senior Securities.

 None.


Item 4. Submission of Matters to a Vote of Security Holders.

 None.


Item 5. Other Information.

 None.


Item 6. Exhibits and Reports on Form 8-K.

 10.(i)(F)(1)  Amendment dated June 30, 1995 to Note Purchase
               Agreements dated March 1, 1993 between Montgomery
               Ward & Co., Incorporated and various lenders.

 10.(i)(J)     Note Purchase Agreement dated July 11, 1995 between
               Montgomery Ward & Co., Incorporated and various lenders.

                                 SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


REGISTRANT          MONTGOMERY WARD HOLDING CORP.


BY                  JOHN L. WORKMAN
NAME AND TITLE      John L. Workman, Executive Vice President,
                    Chief Financial Officer and Assistant Secretary
DATE                August 15, 1995