Form 10-Q
period 1995-09-30
MONTGOMERY WARD HOLDING CORP
filed 1995-11-14
CIK 836974

--------------------------------------------------------------------------------
                    SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549-1004


                                 FORM 10-Q


               Quarterly Report under Section 13 or 15(d) of
                    the Securities Exchange Act of 1934


  For the Quarterly Period Ended                       Commission File
      September 30, 1995                                 No. 0-17540



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

 At October 28, 1995, there were 19,775,232 shares of Class A Common Stock and 25,000,000 shares of Class B Common Stock of the Registrant outstanding.


--------------------------------------------------------------------------------

               PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.


                                   INDEX

                                                            Page
Montgomery Ward Holding Corp.
 Consolidated Statements of Income                            2

 Consolidated Condensed Balance Sheet                         4

 Consolidated Statement of Cash Flows                         5

 Notes to Consolidated Condensed Financial Statements         7

                       MONTGOMERY WARD HOLDING CORP.
                     CONSOLIDATED STATEMENT OF INCOME
              (Millions of dollars, except per share amounts)


                                                       For the13-Week
                                                        Period Ended
                                               September 30,         October 1,
                                                    1995                1994

Revenues
 Net sales, including leased and licensed
  department sales                                  $1,562              $1,571
 Direct response marketing revenues,
  including insurance                                  142                 119
Total Revenue                                        1,704               1,690
Costs and Expenses
 Cost of goods sold, including net occupancy
  and buying expense                                 1,240               1,235
 Operating, selling, general and
  administrative expenses, including
  benefits and losses of directreponse operations      435                 416
 Interest expense, net of investment
  income                                                24                  16
    Total Costs and Expenses                         1,699               1,667

Income Before Income Taxes                               5                  23
Income Tax Expense                                       2                   8

Net Income                                               3                  15
Preferred Stock Dividend Requirements                    1                   1

Net Income Applicable to
 Common Shareholders                                 $   2              $   14



Net Income per Common Share
 Class A                                             $ .05              $  .33
 Class B                                             $ .04              $  .29




         See notes to consolidated condensed financial statements.

                       MONTGOMERY WARD HOLDING CORP.
                     CONSOLIDATED STATEMENT OF INCOME
              (Millions of dollars, except per share amounts)


                                                           For the 39-Week
                                                            Period Ended
                                                     September 30,   October 1,
                                                          1995             1994

Revenues
 Net sales, including leased and licensed
  department sales                                      $4,439          $4,305
 Direct response marketing revenues,
  including insurance                                      407             339
    Total Revenues                                       4,846           4,644

Costs and Expenses
 Cost of goods sold, including net occupancy
  and buying expense                                     3,528           3,350
 Operating, selling, general and
  administrative expenses, including
  benefits and losses of direct
  response operations                                    1,237           1,174
 Interest expense, net of investment
  income                                                    67              41
    Total Costs and Expenses                             4,832           4,565

Income Before Income Taxes                                  14              79
Income Tax Expense                                           4              26

Net Income                                                  10              53
Preferred Stock Dividend Requirements                        3               2

Net Income Applicable to
 Common Shareholders                                        $7             $51



Net Income per Common Share
Class A                                                $  .17          $  1.18
Class B                                                $  .14          $  1.02

Cash Dividends Declared Per Common Share
Class A                                                $   -           $   .50
Class B                                                $   -           $   .50




         See notes to consolidated condensed financial statements.

                     MONTGOMERY WARD HOLDING CORP.
                   CONSOLIDATED CONDENSED BALANCE SHEET
                           (Millions of dollars)

                                  ASSETS
                                             September 30,    December 31,
                                                   1995             1994

Cash and cash equivalents. . . . . . . . . .    $     43       $   33
Short-term investments . . . . . . . . . . .           3            3
Investments of insurance operations. . . . .         349          314
  Total Cash and Investments . . . . . . . .         395          350

Trade and other accounts receivable. . . . .         136          112
Accounts and notes receivable from affiliates         20            6
    Total Receivables                                156          118

Merchandise inventories. . . . . . . . . . .       1,794        1,625
Prepaid pension contribution . . . . . . . .         329          324
Properties, plants and equipment,
     net of accumulated depreciation and
     amortization. . . . . . . . . . . . . .       1,374        1,396
Direct response and insurance acquisition costs      359          322
Other assets . . . . . . . . . . . . . . . .         472          402
Total Assets . . . . . . . . . . . . . . . .      $4,879       $4,537


                   LIABILITIES AND SHAREHOLDERS' EQUITY

Short-term borrowings. . . . . . . . . . . .     $   670       $  144
Trade accounts payable . . . . . . . . . . .       1,486        1,719
Accrued liabilities and other obligations. .       1,090        1,231
Federal income taxes payable . . . . . . . .           5           14
Insurance policy claim reserves. . . . . . .         238          236
Long-term debt . . . . . . . . . . . . . . .         427          228
Obligations under capital leases . . . . . .          68           81
Deferred federal income taxes. . . . . . . .         121          122
    Total Liabilities. . . . . . . . . . . .       4,105        3,775

Redeemable Preferred Stock . . . . . . . . .          75           75

Shareholders' Equity
 Common stock. . . . . . . . . . . . . . . .           -            -
 Capital in excess of par value. . . . . . .          27           23
 Retained earnings . . . . . . . . . . . . .         758          751
 Unrealized gain on marketable equity securities      10            2
 Less:  Treasury stock, at cost. . . . . . .         (96)         (89)
    Total Shareholders' Equity . . . . . . .         699          687

Total Liabilities andShareholders' Equity. .      $4,879       $4,537





        See notes to consolidated condensed financial statements.

                       MONTGOMERY WARD HOLDING CORP.
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                           (Millions of dollars)

                                                       For the 39-Week
                                                         Period Ended
                                                  September 30,      October 1,
                                                      1995               1994

Cash flows from operating activities:
 Net income                                         $    10            $   53
 Adjustments to reconcile net income to net cash
 provided by operating activities:
    Depreciation and amortization. . . . . . . .         93                78
    Deferred income taxes. . . . . . . . . . . .         (5)               10
    Gain on sales/retirements of assets. . . . .        (10)                -
 Changes in operating assets and liabilities:
  (Increase) decrease in:
    Trade and other accounts receivable. . . . .        (24)              (20)
    Accounts and notes receivable from affiliates       (14)              (10)
    Merchandise inventories. . . . . . . . . . .       (169)             (248)
    Prepaid pension contribution . . . . . . . .         (5)              (11)
    Other assets . . . . . . . . . . . . . . . .        (84)              (43)
  Increase (decrease) in:
    Trade accounts payable . . . . . . . . . . .       (233)              (17)
    Federal income taxes payable, net. . . . . .        (10)               (4)
    Accrued liabilities and other obligations. .       (159)             (125)
    Insurance policy claim reserves. . . . . . .          2                (1)
     Net cash used in operations . . . . . . . .       (608)             (338)

Cash flows from investing activities:
 Acquisition of Lechmere, net of cash acquired .          -              (109)
 Investment in ValueVision International, Inc. .         (8)                -
 Purchase of short-term investments. . . . . . .        (14)             (183)
 Purchase of investments of insurance operations       (465)             (476)
 Sale of short-term investments. . . . . . . . .         14               177
 Sale of investments of insurance operations . .        443               470
 Capital expenditures. . . . . . . . . . . . . .        (90)             (114)
 Disposition of properties, plants and equipment, net    24                 1
    Sale of assets held for disposition. . . . .          -                 1
     Net cash used for investing activities. . .        (96)             (233)


         See notes to consolidated condensed financial statements.

                       MONTGOMERY WARD HOLDING CORP.
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                           (Millions of dollars)

                                                         For the 39-Week
                                                           Period Ended
                                                September 30,        October 1,
                                                     1995               1994
Cash flows from financing activities:
 Proceeds from short-term borrowings . . . . . .      $10,529          $6,255
 Payments on short-term borrowings . . . . . . .      (10,003)         (5,693)
 Proceeds from issuance of long-term debt. . . .          205             166
 Payments of Montgomery Ward long-term debt  . .           (6)           (172)
 Payments of Lechmere long-term debt . . . . . .            -             (88)
 Payments of obligations under capital leases. .           (5)             (6)
 Proceeds from issuance of Common Stock. . . . .            4               2
 Proceeds from issuance of Preferred Stock . . .            -              75
 Cash dividends paid . . . . . . . . . . . . . .           (3)            (24)
 Purchase of treasury stock, at cost . . . . . .           (7)             (5)
    Net cash provided by financing activities. .          714             510

Increase (decrease) in cash and cash equivalents           10             (61)
Cash and cash equivalents at beginning of period           33              98

Cash and cash equivalents at end of period . . .       $   43          $   37

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Income taxes . . . . . . . . . . . . . . . .       $   22          $   25
    Interest . . . . . . . . . . . . . . . . . .       $   61          $   40

Non-cash financing activity:
 Notes issued for purchase of  Treasury stock. .       $    -          $    3

Non-cash investing activity:
 Change in unrealized gain on marketable
     equity securities . . . . . . . . . . . . .       $    8          $    2
 Like-kind exchange of assets. . . . . . . . . .       $    -          $    4








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


2.  Net Income Per Common Share

 Net income per common share is computed as follows:

                                                        13-Week Period Ended
                                                        September 30, 1995
                                                     Class A          Class B
 Earnings available for Common Shareholders              $ 1              $ 1

 Weighted average number of common and common
 equivalent shares (stock options) outstanding     20,919,243      25,000,000

 Earnings per share                                     $ .05          $ . 04



                                                     13-Week Period Ended
                                                        October 1, 1994
                                                      Class A        Class B
 Earnings available for Common Shareholders               $ 7            $ 7

 Weighted average number of common and common
 equivalent shares (stock options) outstanding     21,309,266     25,000,000

 Earnings per share                                     $ .33          $ .29

                       MONTGOMERY WARD HOLDING CORP.
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
              (Millions of dollars, except per share amounts)


2.  Net Income Per Common Share (continued)

                                                        39-Week Period Ended
                                                       September 30, 1995
                                                      Class A         Class B


 Earnings available for Common Shareholders            $    3         $     4

 Weighted average number of common and common
 equivalent shares (stock options) outstanding     19,915,677      25,000,000

 Earnings per share                                     $ .17          $  .14





                                                    39-Week Period Ended
                                                       October 1, 1994
                                                       Class A        Class B

 Earnings available for Common Shareholders               $ 25           $ 26

 Weighted average number of common and common
 equivalent shares (stock options) outstanding      21,459,648     25,000,000

 Earnings per share                                     $ 1.18         $ 1.02


3.  Benefits and Losses

  Operating, selling, general and administrative expenses include benefits and losses related to direct response marketing operations of $28 and $26 for the 13-week periods ended September 30, 1995 and October 1, 1994, respectively and $83 and $78 for the 39-week periods ended September 30, 1995 and October 1, 1994, respectively.

4.  Debt Agreements

  On July 11, 1995, Montgomery Ward entered into a Note Purchase Agreement (1995 Note Purchase Agreement) with various lenders involving the private placement of $180 of Senior Notes which have maturities of from five to ten years at fixed interest rates varying from 6.52% to 6.98%. Proceeds from the debt issue were used to pay short-term borrowings incurred to fund the acquisi-tion of Lechmere.

  On September 29, 1995, Montgomery Ward borrowed $25 under a Term Loan Agreement (Term Loan Agreement) with a bank. The borrowings mature on September 30, 1999. Under the Term Loan Agreement, Montgomery Ward may select among several interest rate options which are based on market rates.

  Borrowings under the 1995 Note Purchase Agreement and the Term Loan Agreement are subject to various restrictions on Montgomery Ward, including the satisfaction of certain financial tests which include restrictions on the pay-ment of dividends. The dividend restrictions under the 1995 Note Purchase Agreement and the Term Loan Agreement are currently no more restrictive than the restrictions imposed by the Long Term Credit Agreement and Short Term Credit Agreement.

                 MONTGOMERY WARD HOLDING CORP.
     NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                     (Millions of dollars)


5.   Subsequent Event

   Subsequent to quarter end, Signature Financial/Marketing, Inc. ( Signature and, together with its subsidiaries, the Signature Group ) and Amoco Oil Holding Company entered into a letter of intent for the sale of all the out-standing capital stock of Amoco Enterprises, Inc., operator of the Amoco Motor Club, to the Signature Group. Signature is a wholly-owned subsidiary of Montgomery Ward & Co., Incorporated, which is, in turn, a wholly-owned sub-sidiary of Montgomery Ward Holding Corp. The purchase price is $100 million, subject to certain specified adjustments based upon the closing balance sheet of Amoco Enterprises, Inc. The transaction is subject to certain conditions, in-cluding the completion of a due diligence review, the approval of both companies' Board of Directors, the receipt of all regulatory and third party approvals, as well as the execution of a definitive agreement between the two companies.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  The following discussion and analysis of results of operations for MW Holding compares the third quarter of 1995 to the third quarter of 1994, as well as the first nine months of 1995 to the first nine months of 1994. All dollar amounts referred to in this discussion are in millions, and all income and expense items are shown before income taxes, unless specifically stated otherwise.

  MW Holding's business is seasonal, with one-third of the sales traditionally occurring in the fourth quarter; accordingly, the results of operations for the quarter and the first nine months are not necessarily indicative of the results for the entire year.

Results of Operations

Third Quarter 1995 Compared with Third Quarter 1994

  Net income for the third quarter of 1995 was $3, a decrease of $12 from the prior year.

  Consolidated total revenues (net sales and direct response marketing revenues, including insurance) were $1,704 compared with $1,690 in 1994. Net sales decreased $9. Apparel and Domestics sales decreased 6%, while Hardlines sales increased 3%. Comparable store sales decreased 3%. The Apparel and Domestics sales decrease includes the impact of Montgomery Ward s decision to exit the sale of paint and painting supplies in 1995.

  Direct response marketing revenues increased $23, or 19%, to $142. The increase was due to increased insurance revenues of $6, primarily due to increased policyholders obtained from Montgomery Ward in-store promotions, and increased club revenues of $17, primarily due to acquisitions as well as increased marketing efforts.

    Gross margin (net sales less cost of goods sold) dollars were $322, a decrease of $14, or 4%, from the third quarter of last year. The decrease in gross margin was due to a decrease in the gross margin rate ($10), primarily due to decreased Hardlines margin rates, and increased occupancy costs ($4). The occupancy cost increase was primarily due to increased depreciation expense as a result of 1994 and 1995 capital investments in new and existing stores. Competitive pressures continue to have a negative impact on margin rates.

    Operating, selling, general and administrative expenses increased $19, or 4%, from the prior year. This increase was due to the impact of new store openings of $9, increased advertising and promotional costs of $10 and increased operating and other administrative expenses of $5, partially offset by increased income generated from the sale of product service contracts of $5. In addition, the Company continued to incur expenditures associated with the integration of Lechmere's operations, stores and merchandise information systems.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)

Third Quarter 1995 Compared with Third Quarter 1994 (continued)

  Net interest expense increased $8, or 50%, from the prior year due to increased borrowings (as more fully described in the Discussion of Financial Condition), as well as increased interest rates.

First Nine Months of 1995 Compared with First Nine Months of 1994

  Consolidated net income was $10, a decrease of $43 from the prior year. Net income for 1995 includes a first quarter loss from operations of Lechmere. Lechmere was acquired on March 30, 1994, therefore 1994 results exclude
Lechmere s first quarter 1994 results.   In addition, the prior year results
include a favorable income tax adjustment of $3.

  Consolidated total revenues were $4,846 compared with $4,644 in 1994. Net sales increased $134, or 3%, of which $192 was attributable to the first quarter impact of Lechmere, as described above. Excluding Lechmere's first quarter impact, net sales decreased $58. The decreased sales reflect a 3% decrease in Apparel and Domestics, which includes the negative impact of exiting the sale of paint and paint supplies, while Hardlines sales remained even with the prior
year.   Sales on a comparable store basis, which reflects only the stores in operation for both the first nine months of 1995 and 1994, decreased 3%.

  Direct response marketing revenues increased $68, or 20%, to $407. The increase was due to increased insurance revenues of $20, primarily due to increased policyholders obtained from Montgomery Ward in-store promotions, and increased club revenues of $48, primarily due to acquisitions as well as increased marketing efforts. The acquisitions of Smilesaver in April, 1994 and Credit Card Sentinel in October, 1994 accounted for an increase in revenues of $8.

    Gross margin dollars, including Lechmere, were $911, a decrease of $44, or 5%, from the first nine months of last year. The decrease was due to the decreased gross margin rate ($61) and increased occupancy costs ($26), partially offset by the gross margin impact of the increase in sales ($37) and decreased buying office and other expenses ($6). Continued competitive pressures also had
a negative impact on margin rates.   See  Third Quarter 1995 Compared with Third
Quarter 1994 for a discussion of the increase in occupancy costs. The 1995 gross margin rate reflects the gross margin results for Lechmere for nine months while the 1994 rate reflects Lechmere s results for only six months. Lechmere s emphasis in appliances and electronics, which tend to have lower gross margin rates, contributed to the decrease in the 1995 gross margin rate.

  Operating, selling, general and administrative expenses, including the first quarter impact of Lechmere, increased $63, or 5%, from the prior year.
Excluding Lechmere's first quarter impact, operating, selling, general and administrative expenses increased by $29. This increase was due to the impact of new store openings of $29, increased advertising and promotional costs of $14 and increased operating and other administrative expenses of $8, partially offset by the increased income generated from the sales of product service contracts of $22.

  Net interest expense increased $26, or 63%, from the prior year due to increased borrowings (as more fully described in the Discussion of Financial Condition), the first quarter impact of higher borrowings due to the Lechmere acquisition, and increased interest rates.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Discussion of Financial Condition

  Montgomery Ward is the only direct subsidiary of MW Holding and therefore Montgomery Ward and its subsidiaries are MW Holding's sole source of funds.

  Montgomery Ward has entered into a Long Term Credit Agreement (Long Term Agreement) dated as of September 15, 1994 with various lenders. The Long Term Agreement, which was extended during the third quarter of 1995 and currently expires on September 6, 2000, provides for a revolving facility in the principal amount of $603. As of September 30, 1995, $444 was outstanding under the Long Term Agreement. Concurrently, Montgomery Ward also entered into a Short Term Credit Agreement (Short Term Agreement) dated as of September 15, 1994 with
various lenders.   The  Short  Term  Agreement,  which was extended during the third quarter of 1995 and currently expires on September 6, 1996, provides for a revolving facility in the principal amount of $297. As of September 30, 1995, $181 was outstanding under the Short Term Agreement. In addition, $45 was outstanding under short-term uncommitted bank lines of credit as of September 30, 1995, which the Company uses to diversify its borrowings when interest rates under the uncommitted lines are attractive.

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

  During the fourth quarter of 1994, Montgomery Ward entered into interest rate exchange and cap agreements with various banks to offset the market risk associated with an increase in interest rates under both the Long Term Agreement and Short Term Agreement. The aggregate notional principal amounts under the interest rate exchange agreements is $175 in 1995. Under the terms of the interest rate exchange agreements, Montgomery Ward pays the banks a weighted average fixed rate of 7.4% multiplied by the notional principal amount in 1995 and will receive the one-month daily average London Interbank Offered (LIBO) rate multiplied by the notional principal amount. The average aggregate notional principal amount under the various cap agreements is $154 in 1995. Under the terms of the cap agreements, Montgomery Ward receives payments from the banks when the one-month daily average LIBO rate exceeds the 5.5% cap strike rate in 1995. Such payments will equal the amount determined by multiplying the notional principal amount by the excess of the percentage rate, if any, of the one-month daily average LIBO rate over the cap strike rate. The interest rate exchange and cap agreements increased the effective borrowing rate under the Agreements by .45% for the 39-week period ended September 30, 1995. Montgomery Ward is exposed to credit risk in the event of nonperformance by the other parties to the interest rate exchange and cap agreements; however, Montgomery Ward anticipates full performance by the counterparties.

  On July 11, 1995, Montgomery Ward entered into a Note Purchase Agreement (1995 Note Purchase Agreement) with various lenders involving the private placement of $180 of Senior Notes which have maturities of from five to ten years at fixed interest rates varying from 6.52% to 6.98%. Proceeds from the debt issue were used to repay short-term borrowings incurred to fund the Company's acquisition of Lechmere. See Note 4 to the Consolidated Condensed Financial Statements.

  On September 29, 1995, Montgomery Ward borrowed $25 under a Term Loan
Agreement (Term Loan Agreement) with a bank.   The borrowings mature on
September 30, 1999. Under the Term Loan Agreement, Montgomery Ward may select among several interest rate options which are based on market rates. See Note 4 to the Consolidated Condensed Financial Statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Discussion of Financial Condition (continued)

  The Agreements, the 1993 Note Purchase Agreements, the 1995 Note Purchase Agreement and the Term Loan Agreement impose various restrictions on Montgomery Ward, including the satisfaction of certain financial tests which include restrictions on payments of dividends. Under the terms of the Agreements and the Term Loan Agreement, which are currently the most restrictive of the financing agreements as to dividends, distributions and redemptions, Montgomery Ward may not pay dividends or make any other distributions to the Company or redeem any Common Stock in excess of (1) $63 on a cumulative basis, plus (2) 50% of Consolidated Net Income of Montgomery Ward (as defined in the Agreements) after January 1, 1994, plus (3) any repayment by the Company of any loan or advance made by Montgomery Ward to the Company which was received after January 1, 1994, plus (4) capital contributions received by Montgomery Ward after January 1, 1994, plus (5) net proceeds received by Montgomery Ward from
(a) the issuance of capital stock including treasury stock but excluding Debt-Like Preferred Stock (as defined in the Agreements) or (b) any indebtedness which is converted into shares of capital stock other than Debt-Like Preferred Stock of Montgomery Ward or the Company, after January 1, 1994, plus (6) an ad-justment of $45 for 1994 through 1996, $30 in 1997 and $15 in 1998.

  Financing requirements were expected to increase in 1995 due to new store openings and the Lechmere acquisition. The Company has made, and will continue to make significant investments in Lechmere's operations, particularly in the computer systems used by store and buying office associates. However, lower than expected sales and lower inventory turnover also contributed to the in-crease in debt levels and interest expense over the prior year. The prior year debt levels were reduced by a dividend received by Montgomery Ward from Signa-ture of $15. Signature did not pay a 1995 dividend. Increased short term in-terest rates also caused an increase in interest expense. Inventory management initiatives are underway which are intended to reduce working capital and debt levels by year-end, although management can not assure these initiatives will be successful.

  Future cash needs are expected to be provided by ongoing operations, the sale of customer receivables to Montgomery Ward Credit Corporation (Montgomery Ward Credit), a subsidiary of General Electric Capital Corporation and borrowings under the Agreements.

  Capital expenditures during the first nine months of 1995 of $90 were primarily related to expenditures for the opening of three Electric Avenue & More stores, the relocation of one Lechmere store and various merchandise fix-ture and presentation programs. Capital expenditures for the comparable 1994 period were $114.

                        PART II - OTHER INFORMATION


Item 1. Legal Proceedings.

 None.


Item 2. Changes in Securities.

 None.


Item 3. Defaults Upon Senior Securities.

 None.


Item 4. Submission of Matters to a Vote of Security Holders.

 None.


Item 5. Other Information.

 None.


Item 6. Exhibits and Reports on Form 8-K.

  On September 13, 1995, the Registrant filed a Form 8-K to communicate its in-tention to acquire newly issued shares of common stock of Levitz Furniture In-corporated. The press release issued by the Registrant jointly with Levitz Furniture Incorporated on September 5, 1995 was included as an exhibit thereto.

10.(i)(H)(1) Amended Schedule 1 to the Long Term Credit Agreement dated as of
             September 15,1994 among Montgomery Ward & Co., Incorporated, various banks, The First National Bank of Chicago, as Documentary Agent, The Bank of Nova Scotia, as Administrative Agent, The Bank of New York, as Negotiated Loan Agent and Bank of America National Trust and Savings Association, as Advisory Agent.

10.(i)(I)(1) Amended Schedule 1 to the Short Term Credit Agreement dated as of
             September 15,1995 among Montgomery Ward & Co., Incorporated, various banks, The First National Bank of Chicago, as Documentary Agent, The Bank of Nova Scotia, as Administrative Agent, The Bank of New York, as Negotiated Loan Agent and Bank of America National Trust and Savings Association, as Advisory Agent.

10.(i)(K)    Term Loan Agreement dated as of September 29, 1995 between
             Montgomery Ward & Co., Incorporated and The Industrial Bank of
             Japan, Limited, Chicago Branch.

                                 SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the under-signed thereunto duly authorized.


REGISTRANT                              MONTGOMERY WARD HOLDING CORP.


BY                                      JOHN L. WORKMAN
NAME AND TITLE                          John L. Workman, Executive Vice
                                        President, Chief Financial Officer
                                        and Assistant Secretary
DATE                                    November 14, 1995