Form 10-K
period 1995-12-30
MONTGOMERY WARD HOLDING CORP
filed 1996-03-29
CIK 836974

-----------------------------------------------------------------

                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC 20549-1004

                                 FORM 10-K

               Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)

     For the 52-Week Period Ended            Commission File
          December 30, 1995                  No. 0-17540

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

  At March 20, 1996, there were 18,748,897 shares of Class A Common Stock and 25,000,000 shares of Class B Common Stock of the
Registrant outstanding.

  Part III incorporates information by reference from the proxy statement for the annual meeting of shareholders to be held on May 31, 1996.

-------------------------------------------------------------------

                                  PART I
Item 1.  Business.

General

  Montgomery Ward Holding Corp., a Delaware corporation (the Company or MW Holding), and its wholly-owned subsidiary, Montgomery Ward & Co., Incorporated (Montgomery Ward), are engaged in retail merchandising and direct response marketing (including insurance) in the United States. See Note 20 to the Consolidated Financial Statements for financial information regarding these segments.

  Founded in 1872 and incorporated in Illinois in 1968, Montgomery Ward is one of the nation's largest retail merchandising organizations. As of December 30, 1995, Montgomery Ward and its wholly-owned subsidiary, Lechmere, Inc., a Massachusetts corporation (Lechmere), operated 402 retail stores in 43 states with approximately 29 million square feet of selling space. In addition, Montgomery Ward operated 10 liquidation centers which sell overstock merchandise, 24 distribution facilities and 117 product service centers.

  Montgomery Ward offers life and health insurance, revolving credit insurance, club products and other consumer services through Signature Financial/Marketing, Inc., a Delaware corporation (Signature), and through Signature's subsidiaries (collectively, with Signature, the Signature Group). The Signature Group is one of the largest direct marketing companies in the United States.

Merchandising

  Montgomery Ward has grown to become one of the largest privately held retailers in the United States with over $7 billion in annual revenues. The Company is among the largest retailers in the country in electronics, appliances, furniture and fine jewelry. It is also one of the largest retailers of many prominent name brands, including Sony, Maytag, General Electric, La-Z-Boy, Sealy, Lee, Playtex and Bugle Boy.

  Montgomery Ward's specialty concepts combine a focus on specific customer needs, dominant merchandise assortments, exclusive values, updated presentation and aggressive marketing strategies. The specialty categories within Montgomery Ward are the following:

     Product Category              Specialty Concept
  Appliances and Electronics   Electric Ave. and
                                 Electric Ave. & More
  Home Furnishings             Home Ideas and Rooms & More
  Automotive                   Auto Express
  Apparel                      Apparel Store and Kids Store
  Jewelry                      Gold 'N Gems

  Each specialty strategy has its own business structure which focuses on its specific competition, customer preferences and merchandising, marketing and customer service priorities. However, being a leading national retailer with multiple specialty concepts provides the Company with significant buying and cost leverage.

  Electric Ave. is a combined consumer electronics and appliance superstore offering all major product categories, including video, audio, home office, telephones, electronic games and kitchen, laundry and other major appliances. Electric Ave. has a significant national brand name assortment, including Sony, General Electric, Whirlpool, Maytag, Apple, Bose, R.C.A., Magnavox, Toshiba, Amana and J.V.C. To complement its national brands, Montgomery Ward's exclusive proprietary brand offering in appliances features the Admiral name under a trademark licensing agreement.

  Home Ideas offers a full complement of home furnishings with broad selections emphasizing name brands in furniture and small ticket lines for the bath, bedroom and kitchen. The Rooms & More concept offers accessorized furniture room groupings to provide customers the convenience of coordinated furniture pieces and accessories aggressively priced through tiered discounts on the purchase of multiple pieces. The broad name brand selection includes Bassett and La-Z-Boy, and the Company is one of the few retailers to offer all four major mattress brands (Simmons, Sealy, Serta and Spring Air), and it recently added Stearns & Foster. The success of the Home Ideas and Rooms & More specialty concepts has resulted in Montgomery Ward being one of the three largest furniture retailers in the United States.

  Auto Express focuses on the sale and installation of tires, batteries, brakes and shocks. Montgomery Ward is one of the leading retailers of branded tires, including Goodyear, Firestone, Michelin, Bridgestone and B.F. Goodrich. Other major brands include Exide, Monroe and NAPA. Auto Express supplements its dominant merchandise offering with a strong commitment to customer service and a focus on those services it is capable of delivering at a high performance level. Auto Express adds creditability to its service commitment through its marketing pledges which include price matching guarantees, service time guarantees and a "No Excuses" refund/replacement guarantee for 30 days following service.

  The Apparel Store and Kids Store offer branded, value oriented merchandise in women's, men's, children's and intimate apparel as well as footwear and accessories. The apparel brand and price point offering is targeted at the large middle market between department stores and discounters. Each category delivers a focused, contemporary and coordinated offering which matches middle income casual and career lifestyles. An impressive offering of prominent name brands has been built, including Lee, Playtex, Bugle Boy, Bestform, Converse, Gloria Vanderbilt, Hanes and Botany. In addition, the Company has developed licensed and proprietary brands for certain product categories, such as Ship 'N Shore and Connie Selleca in women's apparel and BIKE in activewear.

  Gold 'N Gems is a complete jewelry specialty concept offering all major merchandise categories: diamonds, gemstones, gold and watches. Gold 'N Gems emphasizes a broad selection at exceptional values through a wide range of price points that spans across first time buyers to shoppers desiring higher priced merchandise. Montgomery Ward has become one of the largest fine jewelry retailers in the country, and its major vendor relationships enable it to offer highly featured products at outstanding prices.

  Montgomery Ward currently operates 340 full line stores featuring all of the specialty concepts and 62 stores featuring a variety of other formats, including 28 Lechmere stores and 11 Electric Ave. & More stores. Full line Montgomery Ward stores average approximately 75,000 square feet of selling space.

  Montgomery Ward's retail business is seasonal, with over 30% of the 1995 sales occurring in the fourth quarter. The results of Montgomery Ward's operations are also subject to changes in consumer demand associated with general economic conditions, which is especially true with respect to demand for durable goods and other "big ticket" merchandise.

  Montgomery Ward's retail operations are supported by its corporate buying division which has its principal office in Chicago, and includes foreign purchasing offices in Italy, Hong
Kong, Taiwan, Japan, Singapore and Korea. In addition to its buying staff, the corporate buying division employs technical teams to ensure quality control of Montgomery Ward's merchandise.

  The Company considers logistics to be important to its operations and has continually invested in this area. The distribution facilities opened in Phoenix, Tampa, Baltimore and southern
California in 1991 through 1994 added approximately 1.7 million square feet of space and incorporate distribution management systems which are dynamic in tracking merchandise and facilitating inventory planning and customer service.


Corporate Expansion

  In March 1994, Montgomery Ward acquired Lechmere, a chain of Northeast-based superstores. The Company's acquisition of Lechmere adds substantial volume to a highly successful specialty segment of the Company's business and strengthened its dominance as a major retailer of home oriented products. Lechmere offers extensive selections of hardline merchandise and currently operates 28 stores averaging approximately 50,000 square feet of selling space. Lechmere has built a strong customer franchise and is believed to be the marketshare leader in the greater Boston area in many of the products it sells. It offers a comprehensive selection of nationally recognized brands which are now being supplemented with Montgomery Ward's successful proprietary brands. Leverage opportunities from the acquisition are being realized through added buying volume and expense consolidation.

  Since 1985, Montgomery Ward has invested almost $1.4 billion in capital expenditures to upgrade existing stores and add new stores. In 1995, Montgomery Ward opened 5 new Electric Ave. & More stores and relocated 3 full line stores and has opened 72 new stores (including 4 Lechmere stores) in the last 5 years. The ongoing store opening program has resulted in new stores representing a significant portion, approximately 30%, of the Company's total stores in major markets. The Electric Ave. & More retail concept combines Montgomery Ward's most successful strategies, Electric Ave., Rooms & More and Gold 'N Gems, with Lechmere's strong offering in entertainment and housewares to create a dominant home-oriented product offering. Electric Ave. & More is designed for mid-size markets with populations of 200,000 to 250,000 and for a superstore format of approximately 45,000 of selling square feet. Montgomery Ward has substantial buying and operating leverage compared to the more limited competition in these markets. In addition to the opening of additional Electric Ave. & More stores, the Company is planning to continue opening full line Montgomery Ward stores in regional shopping centers and Lechmere stores in the northeast United States.

  On August 8, 1995, Montgomery Ward purchased a 4.4% equity interest in ValueVision International, Inc. (ValueVison), through an agreement allowing Montgomery Ward to acquire up to 49% ownership of the company, should ValueVision achieve certain growth targets in the number of cable homes that carry its programming. ValueVision also reached a 7-year, non-cancelable agreement with Time Warner Cable Company to launch ValueVision programming in 2.5 million homes. After this addition, 14 million homes will be able to receive ValueVision programs, and 3.4 million of these will be able to receive programming 24 hours per day. ValueVision is now the third largest home shopping enterprise in the United States and has experienced over 50% sales growth since 1994. See Note 19 to the Consolidated Financial Statements for discussion of ValueVision as a related party.

  In July, 1994, Montgomery Ward became a limited partner in Merchant Partners, Limited Partnership (Merchant Partners). The purpose of this partnership is to invest in new and emerging growth businesses and leveraged buy-outs to achieve a superior rate of return. Montgomery Ward made capital contributions of $4 million to Merchant Partners, Limited Partnership in 1995 and $1 million in 1994. Additional funding may be required within limitations set forth in the limited partnership agreement. The cumulative maximum capital contribution is $40 million. See Note 19 to the Consolidated Financial Statements regarding a year-end distribution by the partnership.

  Montgomery Ward regularly reviews opportunities for acquisitions and joint ventures and regards such transactions as a possible source for future growth.


Performance Initiatives

  In mid-1995, a merchandising strategy offering branded, highly featured product at extraordinary prices and value was reintroduced as "Exclusive Values". The significant sales volume generated by Exclusive Values provides incremental economies of scale with aggressive pricing that differentiates Montgomery Ward from competition and yields attractive margin rates. Based on positive fourth quarter results in home oriented categories, Exclusive Values are expected to achieve significant performance results in 1996. By allowing for a more focused merchandise and marketing strategy, Exclusive Values should more effectively concentrate Montgomery Ward's advertising and in-store marketing thrust into compelling messages. Further, Exclusive Values are being used to redeploy inventory investment from less productive merchandise to core, high velocity items.

  Actions have been initiated to reduce inventories in response to slow industry-wide sales and identify opportunities to enhance inventory turnover and earnings' productivity. Aggressive inventory receipt management has been undertaken using new reporting systems. The use of foreign sourcing is being decreased to shorten commitments and increase response to volatile sales trends. The focus on Exclusive Values and narrower assortments should improve inventory management by facilitating in-stock position and higher turnover.

  Merchandising enhancements originally introduced in Electric Ave. & More were integrated in 164 of the Electric Ave. formats in Montgomery Ward's full line stores and contributed to favorable electronics sales in fourth quarter 1995. These enhancements provide more dominant aisle exposure for Exclusive Values and higher margin product. They also present certain merchandise in a self-service, take-with format which adds shopper convenience and prompts impulse purchases.

  Two major brand additions in Fall 1995 should also benefit 1996 performance. Auto Express introduced the Goodyear brand in third quarter 1995. Goodyear sales are growing to represent a significant portion of the Company's tire volume, and the brand is drawing new customers and generating added service opportunities. In addition, Whirlpool appliances were introduced in fourth quarter 1995 and have significant market share potential in that one out of every four major appliance purchases by consumers is the Whirlpool brand. Management believes the Goodyear and Whirlpool additions give Montgomery Ward's automotive and home oriented specialty concepts the strongest brand offering among major competition.


Direct Marketing

  Montgomery Ward offers life and health insurance, revolving credit insurance, club products and other consumer services through the Signature Group. As a recognized leader in sophisticated segmentation scoring models, Signature is among the premier direct marketers in the country. During 1995, Signature made more than 400 million direct mail solicitations and 60 million telemarketing presentations from its 18 telemarketing centers equipped with the latest technology, including proprietary software. At year-end 1995, Signature had 11.4 million policyholders and club memberships, a 10% increase over year-end 1994.

  The Company believes that Signature has the broadest major product offering among direct marketers. Its legal services club is the largest United States provider of voluntary legal services, it operates one of the largest national auto clubs in the country, and it has a unique dental plan which offers discounted and free dental services for a monthly fee. Signature has developed a substantial network of service providers to support these clubs. Its dispatch towing network for Auto Club members exceeds 7,600 towing companies with a fleet of over 30,000 tow trucks. Its legal plan network includes 2,600 attorneys with an average of thirteen years experience and the dental plan includes 7,500 dentists with an average of sixteen years experience.

  Signature has marketing rights to the 8.3 million promotable accounts in the Montgomery Ward credit card file, and the 1.8 million average new accounts added annually. Signature has over 29 years of experience marketing to Montgomery Ward credit accounts and has considerable expertise in maximizing its response rates. Montgomery Ward credit cardholders comprise the majority of Signature's customers, and the size and customer dynamics of the Montgomery Ward file have allowed Signature to attain economies of scale which have lowered its marketing and operating costs. Signature also markets its products and services to the customers of more than 50 other entities, providing 42.9 million promotable accounts, including some of the nation's largest financial institutions, oil companies and retailers. Signature's major clients include Citibank, Chemical, Chase Manhattan, First National Bank of Chicago, National Westminster, NorWest, First Fidelity, Wachovia, Mobil, Texaco, Unocal, G.E. Consumer Financial Services, Federated Allied Credit Services, Limited Retail Divisions, Brylane Catalog Divisions, Best Buy, Hudson's Bay, Associates, USAA and Credit Union National Association, and revenues from these clients have grown to 36% of its revenues.

  Subsequent to year end, Signature acquired the Amoco Motor Club, which provides year-round, 24-hour emergency road and towing services to more than two million club members. Combining the Amoco Motor Club with Signature's auto club will create the largest national auto club in the United States. As discussed in Note 13 to the Consolidated Financial Statements, Montgomery Ward financed this acquisition through the use of the majority of the proceeds generated from the issuance of $175 million of a new series of Senior Preferred Stock.

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

  Signature's insurance operations are highly regulated and conducted under highly competitive conditions. To date, Signature has been able to compete effectively with other companies which offer programs similar to those provided by Signature. Signature also competes with traditional methods of marketing that enjoy widespread consumer acceptance, including the marketing effort by unaffiliated dentists and lawyers. Insurance companies operate pursuant to specific state statutes as well as rules and regulations promulgated by various state insurance departments and are required to file reports with such agencies at least quarterly.

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


Account Purchase Agreement

  Montgomery Ward extends credit to its customers under an open-ended revolving credit plan. Montgomery Ward's private label credit card sales were 54.2% and 55.9% of total sales for 1995 and 1994, respectively. Bankcard sales were an additional 16.4% and 14.9% of total sales for 1995 and 1994, respectively.

  Montgomery Ward and Montgomery Ward Credit Corporation (Montgomery Ward Credit), a wholly-owned subsidiary of General Electric Capital Corporation (GE Capital), operate under an Account Purchase Agreement pursuant to which Montgomery Ward Credit purchases receivables from time to time from, and provides services to, Montgomery Ward. Under this agreement, Montgomery Ward Credit has the exclusive right to operate the Montgomery Ward private label credit card system and the obligation to purchase for their face value (and Montgomery Ward is obligated to sell) all the receivables generated by the Montgomery Ward private label credit card system, including those generated through Montgomery Ward's 50% owned specialty catalog partnership, Montgomery Ward Direct L.P. (MW Direct), up to $6 billion outstanding at any time. If Montgomery Ward desires to sell its customer receivables at a time when Montgomery Ward Credit owns $6 billion or more of such receivables, alternative arrangements, such as the sale of receivables to banks or other financial institutions, would be required unless Montgomery Ward Credit agrees to purchase the excess. As of December 30, 1995, there were $5.3 billion of Montgomery Ward private label credit card receivables owned by Montgomery Ward Credit, and the average outstanding amount of such receivables owned by Montgomery Ward Credit during 1995 was $5.1 billion.

   Pursuant to the Account Purchase Agreement, Montgomery Ward Credit bears certain credit promotion expenses, while Montgomery Ward retains certain specified in-store service responsibilities with respect to credit operations. Decisions regarding certain credit matters are determined by a management committee with representatives from each party. Under the Account Purchase Agreement, Montgomery Ward is required to pay Montgomery Ward Credit the excess interest costs on a monthly basis if a blended interest rate applicable to Montgomery Ward Credit's finance costs with respect to the receivables exceeds 10% per annum. As of December 30, 1995, the blended interest rate has been less than 10%.

   Under the Account Purchase Agreement, Montgomery Ward and Montgomery Ward Credit have made certain arrangements with respect to credit losses. Previously, credit losses were shared.
Effective January 1, 1994, Montgomery Ward bears the entire risk of credit losses until such time as Montgomery Ward or Montgomery Ward Credit elects to revert to the prior loss sharing arrangement. In 1992, the parties agreed that Montgomery Ward's remaining liability for credit losses for 1991 through 1994, and its liability for credit losses for 1995 through 1997, may be deferred, and such deferred credit losses are payable by Montgomery Ward to Montgomery Ward Credit in early 1998. To the extent these deferred credit losses, less the deferred amount of finance charges, which the parties agreed effective January 1, 1994 was payable to Montgomery Ward, (other than incremental finance charges and late fees described below) exceed $300 million at any time, such excess is to be paid annually in cash. The Company does not expect such amounts for the period through 1997 to exceed the $300 million limitation. Interest on Montgomery Ward's deferred liability for credit losses is payable at a rate equal to rates on comparable borrowings of Montgomery Ward.

  In exchange for Montgomery Ward's agreement to allow Montgomery Ward Credit to increase finance charge rates in selected states, Montgomery Ward receives a share of incremental finance charges.
In 1995, Montgomery Ward entered into an agreement with Montgomery Ward Credit to increase late fee assessments and implement previously agreed upon finance charge increases in various states, as allowed by statute. Montgomery Ward's share of these incremental finance charges and late fees is calculated in the same manner as the prior 1992 agreement. These incremental finance charges and late fees are deferred and payable by Montgomery Ward Credit to Montgomery Ward in early 1998, together with interest at the same rate as amounts owed by Montgomery Ward to Montgomery Ward Credit. Incremental finance charges are generated only on purchases subsequent to the date such finance charge rates are increased. In the event that, due to the increase in finance charge rates and late fees, certain refunds are required to be made, Montgomery Ward and Montgomery Ward Credit have agreed to share the financial risk. In addition, legislation has from time to time been introduced in certain states which, if enacted, may impose limitations on the ability to implement or maintain all or a portion of such rate increases, in which case Montgomery Ward's share of rate increases may be substantially reduced.

  In addition to sharing incremental finance charges, beginning in 1994, and late fees, beginning in 1995, until such time as Montgomery Ward or Montgomery Ward Credit elects to revert to the prior loss sharing arrangements, with respect to each fiscal year, Montgomery Ward Credit will make a payment (subject to the deferral for 1994 through 1997) to Montgomery Ward of a share of all finance charges in an amount equal to (a) if credit losses are 5% or less of average gross receivables, the lesser of 3.9% of average gross receivables or the actual credit losses; (b) if credit losses are greater than 5% but less than or equal to 8% of average gross receivables, 3.9% of average gross receivables plus 50% of the amount by which actual credit losses exceed 5% of average gross receivables; or (c) if credit losses exceed 8% of average gross receivables, 5.4% of average gross receivables plus the amount by which credit losses exceed 8% of average gross receivables.

Notwithstanding the foregoing, in certain circumstances the amounts payable to Montgomery Ward by Montgomery Ward Credit with respect to its share of all finance charges are limited as follows: in the event that total finance charges billed by Montgomery Ward Credit during a fiscal year less Montgomery Ward's share of the incremental finance charges are less than the amount which would otherwise be payable to Montgomery Ward by Montgomery Ward Credit as it's share of the finance charges as computed above, the payments by Montgomery Ward Credit to Montgomery Ward will be reduced to the amount of such total finance charges less such incremental finance charges.

  In connection with the foregoing arrangements, the Company has executed notes for the deferred credit losses which totalled $224 million with respect to credit losses from 1991 through 1995. The incremental finance charge amount owed by Montgomery Ward Credit to Montgomery Ward as of the end of 1995 was $44 million. See Note 4 to the Consolidated Financial Statements.

   Montgomery Ward Credit has the right of first refusal to implement certain new financing programs proposed by Montgomery
Ward.

  The Account Purchase Agreement will be in effect until December 31, 2006 and thereafter from year to year unless either party gives to the other not less than ten years prior notice of its election to terminate. Except upon the occurrence of certain events of default, the Account Purchase Agreement may generally not be terminated by either party prior to December 31, 2006. GE Capital has guaranteed Montgomery Ward Credit's obligations under the Account Purchase Agreement.

 Montgomery Ward Credit purchases the customer accounts receivable of Signature on terms similar to those contained in the Account Purchase Agreement, except for certain fees. In 1995, Signature paid approximately $6 million to Montgomery Ward Credit for administrative services provided by Montgomery Ward Credit in connection with Signature products.

Associates

  At December 30, 1995, Montgomery Ward and its subsidiaries employed the equivalent of 55,000 full-time associates. During certain seasons, temporary associates are added and peak employment is approximately 71,000 associates during the Christmas season. Approximately 2,400 Montgomery Ward and Lechmere associates are covered by various collective bargaining agreements. The majority of the agreements expire in 1997. Montgomery Ward has experienced no major labor-related interruption or curtailment of operations during the last 15 years. The Company considers its labor relations to be good.



Item 2. Properties.

  At December 30, 1995, the Company owned or leased 518 retail, distribution and other operating facilities. The Company's properties are located throughout the continental United States and cover approximately 60 million square feet.

  These properties are summarized as follows:

                               Number of   Approximate
          Use                  Locations Total Square Feet

    Montgomery Ward
    Retail Stores:
       Full Line . . . . . . . . .340          44,060,000
       Limited Line. . . . . . .   34           2,051,000
    Lechmere Retail
       Stores. . . . . . . . . .   28           2,468,000
    Corporate Office
       Complex . . . . . . . . . .  1           2,975,000
    Miscellaneous Operating
       Locations . . . . . . . . .115           8,573,000
          Total Locations. . . . .518          60,127,000

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

  The nationwide scope of Montgomery Ward's operations helps minimize the impact of changes in the economies of specific regions on the overall performance of its retail stores and allows
Montgomery Ward to merchandise to a variety of demographic profiles. The regional distribution of Montgomery Ward and Lechmere retail stores as of December 30, 1995 is indicated in the following table:

        State                                    Total

        Alabama                                     3
        Arizona                                    11
        Arkansas                                    5
        California                                 57
        Colorado                                   13
        Connecticut                                 4
        Florida                                    23
        Georgia                                     3
        Idaho                                       1
        Illinois                                   32
        Indiana                                     9
        Iowa                                        6
        Kansas                                      6
        Kentucky                                    2
        Louisiana                                   6
        Maine                                       1
        Maryland                                   16
        Massachusetts                              13
        Michigan                                   16
        Minnesota                                  10
        Missouri                                   10
        Montana                                     2
        Nebraska                                    2
        Nevada                                      3
        New Hampshire                               6
        New Mexico                                  3
        New York                                   18
        North Carolina                              4
        North Dakota                                1
        Ohio                                        5
        Oklahoma                                    5
        Oregon                                      8
        Pennsylvania                               14
        Rhode Island                                1
        South Carolina                              5
        Tennessee                                   2
        Texas                                      45
        Vermont                                     1
        Virginia                                   17
        Washington                                  3
        West Virginia                               5
        Wisconsin                                   4
        Wyoming                                     1

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

         In 1979, a suit entitled "United States v. Midwest Solvent Recovery, Inc., et.al." (Civil Action Number H-79-556) was initiated by the United States Department of Justice on behalf of the Environmental Protection Agency in the U.S. District Court for the Northern District of Indiana, and an Amended Complaint was filed in January 1984. This suit is against Standard T Chemical Company, Inc., a Delaware corporation and wholly-owned subsidiary of Montgomery Ward (Standard T), which ceased operations in 1994 and is currently an inactive entity, and others involving two waste disposal sites and seeks reimbursement for the cost of surface clean-up, investigation studies concerning possible contamination of the soil and ground water and remedial action. In January 1990, the United States filed a second Amended Complaint seeking inter alia, treble damages and monetary sanctions. Standard T signed a consent decree, whereby it was obligated to provide a financial assurance up to $3 million for remediation of the site. The Company currently anticipates that its obligation will not exceed that amount.

         In 1985, the New York Environmental Protection Agency brought an action for remediation of a site in Staten Island, New York against the owner of the property. The owner asserted that Standard T, among others, generated wastes that were disposed of by a prior owner of the site. Standard T is in the process of completing the cleanup of this site and has purchased the site from the owner for $1.45 million.

         In February 1986, Standard T, along with approximately 330 other companies, was notified by the United States Environmental
Protection Agency that the agency was mandating a remediation of the contamination of the American Chemical Services, Inc. (A.C.S.)
site located in Griffith, Indiana, under authority vested in it by the Comprehensive Environmental Response, Compensation and
Liability Act of 1980. Standard T and a Montgomery Ward paint factory were each identified as a Potentially Responsible Party
(PRP), under the terms of the Act, because of their alleged status as generators of hazardous waste ultimately disposed of at the A.C.S. site. The Company will pay its proportionate share of the costs of the studies, and may ultimately pay a share of the costs of abating the contamination of the A.C.S. site. One estimate by the EPA of future costs is $69 million with the Company alleged to be responsible for 2 to 2 1/2% of total costs. However, these costs cannot be estimated with any degree of accuracy at this time.
Thus, the Company is currently not in a position to estimate the range or amount of potential exposure in this matter with a high degree of certainty.

         On or about December 10, 1990, the Company was served with a Complaint and Notice of Opportunity for Hearing (Complaint), alleging certain violations by the Company of the Federal Toxic Substances Control Act (TSCA). The Complaint contains twenty-two counts and alleges that the Company violated various regulations concerning the use, disposal, storage and marking of polychlorinated biphenyls (PCBs) at a warehouse facility located in Kansas City, Missouri. The matter has been settled with a nominal civil penalty and the Company agreeing to remove certain CFC-containing chillers from certain stores in the Kansas City area.

         Standard T and Montgomery Ward are also involved at various stages with several other sites where Standard T and Montgomery
Ward have been notified or sued as a PRP. The potential liability related to these sites cannot be estimated at this time.


Item 4.  Submission of Matters to a Vote of Security Holders.

         None.


                   EXECUTIVE OFFICERS OF THE REGISTRANT

         Listed below are the names and ages of the executive officers of the Company as of March 20, 1996, and the positions each has held during the past five years:

         Bernard F. Brennan, 57, has been Chief Executive Officer and a director of the Company since February 9, 1988, Chairman since June 17, 1988 and was President from February 9, 1988 through September 10, 1992. Mr. Brennan has been Chief Executive Officer and a director of Montgomery Ward since May 13, 1985 and became
Chairman of Montgomery Ward on June 24, 1988.  He served as
President of Montgomery Ward from May 13, 1985 through September
10, 1992. Mr. Brennan has been a director of Itel Corporation since 1988.

         Spencer H. Heine, 53, has been an Executive Vice President, Secretary and General Counsel of the Company since September 30, 1991 and a director since May 15, 1992. Prior thereto, he was Senior Vice President, Secretary and General Counsel of the Company from June 17, 1988 through September 29, 1991. Mr. Heine has been Executive Vice President, Secretary and General Counsel of Montgomery Ward and President-Montgomery Ward Properties since
April 12, 1994. Prior thereto, Mr. Heine served as Executive Vice President, Legal and Financial Services of Montgomery Ward from
September 30, 1991 through April 11, 1994.   He served as Senior
Vice President-Legal and Real Estate from March 28, 1990 through September 29, 1991. Mr. Heine was Chairman and Chief Executive Officer of Signature from March 8, 1993 through April 11, 1994. Prior thereto, he also served as President of Signature since September 30, 1991.

         Robert A. Kasenter, 49, has been an Executive Vice President of the Company since February 21, 1992. Prior thereto, he was a Senior Vice President of the Company from June 17, 1988 through
February 20, 1992.  Mr. Kasenter has served as Executive Vice
President, Human Resources of Montgomery Ward since January 27,
1992 and was Senior Vice President-Human Resources and Customer
Satisfaction from June 23, 1988 to January 26, 1992.

         Edwin G. Pohlmann, 48, has been an Executive Vice President since September 30, 1991 and served as Chief Financial Officer of the
Company from September 30, 1991 to August 30, 1992. Prior thereto, he was Senior Vice President and Chief Accounting Officer from May
18, 1990 to September 29, 1991.  Mr. Pohlmann has been Executive
Vice President, Merchandise and Store Operations of Montgomery Ward since November 16, 1993. Prior thereto, he was Executive Vice
President, Merchandise Control from June 25, 1993 through November
15, 1993, Executive Vice President, Stores and Finance of
Montgomery Ward from January 27, 1992 to June 24, 1993 and prior thereto, Executive Vice President and Chief Financial Officer since September 30, 1991. He served as Senior Vice President-Store
Operations of Montgomery Ward from June 16, 1991 through September
29, 1991 and was Senior Vice President-Finance of Montgomery Ward from March 1, 1988 through June 15, 1991.

         John L. Workman, 44, has been Executive Vice President, Chief Financial Officer and Assistant Secretary of the Company since
January 28, 1994 and a director since May 12, 1995. Prior thereto, he served as Senior Vice President, Chief Financial Officer and
Assistant Secretary from August 31, 1992 through January 27, 1994 and Vice President and Assistant Secretary from May 15, 1992 through August 30, 1992. Mr. Workman has been Executive Vice
President and Chief Financial Officer of Montgomery Ward since
January 28, 1994 and served as Senior Vice President and Chief

Financial Officer from August 31, 1992 to January 27, 1994. Prior thereto, he served as Vice President and Corporate Controller from January 16, 1991 through August 30, 1992 and Corporate Controller from August 2, 1988 through January 15, 1991. Mr. Workman has been a director of ValueVison International, Inc. since August 8, 1995.

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

         Carol J. Harms, 42, has been Vice President and Treasurer of the Company since January 1, 1989. Ms. Harms has been Vice President and Treasurer of Montgomery Ward since May 1, 1988.

         G. Joseph Reddington, 54, has been a director of the Company and of Montgomery Ward since September 22, 1994. Mr. Reddington has been Chairman and Chief Executive Officer of Signature since April
12, 1994.  Prior thereto, he was President of Sears Canada, Inc.
from 1989 until his retirement in December 1993. Mr. Reddington has been a director of TransWorld Airlines since August 1993 and a director of Loblaw Companies Ltd. since August 1994.

         Robert J. Stevenish, 52, has been Executive Vice President, Operations of Montgomery Ward since November 1, 1995. Prior thereto, he was with Hills Department Stores, Inc. from October, 1992 where his most recent position was Senior Executive Vice President and Chief Operating Officer. Prior to joining Hills Department Stores, Mr. Stevenish worked for J.C. Penney Company for 25 years in positions of increasing responsibility.

         Frederick E. Meiser, 52, has been Chairman and Chief Executive Officer of Lechmere since November 30, 1995. Prior to joining
Lechmere, Mr. Meiser was Executive Vice President, Merchandising
and Marketing of Builders Square.   Prior thereto, he was Vice
President Marketing and Importing for SPS Industries.

         Alan E. DiGangi, 49, has been Executive Vice President, Electric Ave., Rooms & More/Soft Home of Montgomery Ward since January 5,
1996.  Prior thereto, he was Executive Vice President, Electric
Ave. & More from April, 1995 to January, 1996. Mr. DiGangi joined Montgomery Ward in April, 1970 and has held various positions within Store Management, Field Operations, Marketing and Sales
Promotion.

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

  Montgomery Ward declared and paid preferred stock dividends of $4 million to the Company in 1995, which declared and paid preferred stock dividends of $4 million in 1995. For information concerning limitations on the amount of dividends which Montgomery Ward may pay, see Note 11 to the Consolidated Financial Statements. Future payments of dividends, if any, are dependent upon future levels of earnings and capitalization.

  As of March 20, 1996, there were three holders of record of Class A Common Stock, Series 1, one such holder of Class A, Common Stock, Series 2, and one such holder of Class B Common Stock. No shares of Class A Common Stock, Series 3, were outstanding as of that date. As of March 20, 1996, there were 109 holders of record of Voting Trust Certificates representing beneficial ownership in shares of Class A Common Stock, Series 1, of which 711,774 shares are pledged as collateral for notes issued to effect the repurchase of shares. See Note 14 to the Consolidated Financial Statements. There were 248 holders of record of Voting Trust Certificates representing beneficial ownership in shares of Class A Common Stock, Series 2.

Item 6. Selected Financial Data

  The following summary of certain financial information for each of the five fiscal years in the period ended December 30, 1995 has been derived from the Consolidated Financial Statements of MW Holding. Such information for each fiscal year should be read in conjunction with the Consolidated Financial Statements and notes thereto and the report of Arthur Andersen LLP beginning on page 29.

                             As of and for the
         52-Week      53-Week            52-Week
       Period Ended   Period Ended       Period Ended
         Dec. 28,       Jan. 2,     Jan. 1,   Dec. 31,   Dec. 30,
           1991         1993          1994      1994       1995
                   (Dollars in millions, except per share amounts)
Total
Revenues  $5,673        $5,803      $6,023    $7,029     $7,085

Net Income
(a)          135           100         101       117         11

Net Income
Applicable
to Common
Share-
holders(a)   122            92         101       115          7

Net Income
per Class A
Common
Share (a)   2.40          2.01        2.29      2.68        .16

Total
Assets     3,948         3,485       3,835     4,537      4,884

Long-Term
Debt         521           125         213       228        423

Obligations
Under
Capital
Leases       104            95          89        81         66

Total Share-
holders'
Equity       520           553         607       687        700

Redeemable
Preferred
Stock         90             -           -        75        175

Cash Divi-
dends per
Common
Share          -           .25         .50       .50          -

 (a) 1992 amounts are presented before cumulative effect of changes in accounting principles of $40 as a result of adoption of Financial Accounting Standards Board Statements
     No. 106, "Employees Accounting for Postretirement Benefits Other Than Pensions" and No. 109 "Accounting for Income Taxes".

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

  The following discussion and analysis of results of operations for the Company compares 1995 to 1994, as well as 1994 to 1993. Montgomery Ward is on a 52- or 53- week fiscal year basis. As a result, 1995, 1994 and 1993 are 52-week years. All dollar amounts are in millions, and all income and expense items and gains and losses are shown before income taxes, unless specifically stated otherwise.

  The Company's retail business is seasonal, with more than 30% of the 1995 sales occurring in the fourth quarter.


Results of Operations:  1995 Compared with 1994

  Increasingly difficult industry conditions further challenged retailers' ability to provide profitable, value-driven products, appropriate assortment and maintain disciplined inventories. The Company's performance reflected this with consolidated net income decreasing $106, or 90%, from the prior year. Consolidated net income applicable to common shareholders for 1995 was $7, which was 94% less than the prior year. Net income for 1995 includes the first quarter loss from operations of Lechmere. Lechmere was acquired on March 30, 1994, therefore, 1994 results exclude Lechmere's first quarter 1994 results. Given the seasonality of Lechmere's business, it has historically experienced losses in the first quarter of the year.

  Consolidated total revenues (net sales and direct response marketing revenues, including insurance) were $7,085 compared with $7,029 in 1994, increasing by $56 million or 1%. The $56 million total revenue increase consisted of a $33 million decrease in net sales and an $89 million increase in direct marketing revenues.
The change in total net sales represented a 1% decline, however, excluding Lechmere's first quarter 1995 impact of $192, as described above, net sales decreased $225, or 3%. Apparel and domestics sales declined 6% and included the negative impact of exiting the sale of paint and paint supplies. Hardlines sales decreased by 2%. Sales on a comparable store basis, which reflect only the stores in operation for both 1995 and 1994, decreased 5%. Montgomery Ward did experience favorable results in fourth quarter 1995 in the performance of "Exclusive Values" which leverage the Company's alliances with large vendors to offer branded, highly featured product that produces extraordinary sales volume at attractive margin rates. The increase in direct response marketing revenues was primarily due to increased clubs' membership and insurance policyholder levels.

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations. (continued)

Results of Operations:  1995 Compared with 1994 (continued)

  Gross margin (net sales less cost of goods sold) dollars, including Lechmere, were $1,353, a decrease of $118, or 8%, from 1994. This decrease was due to the gross margin impact of the decreased sales of $10, a decrease in the margin rate on sales of $99, and increased occupancy costs of $29 related to increased depreciation on capital investments in new and existing stores, partially offset by decreased buying and other expenses of $20.
The 1995 gross margin rate reflects the gross margin results for Lechmere for twelve months while the 1994 rate reflects Lechmere's results for only nine months. While Lechmere added to gross margin dollars, its emphasis in appliances and electronics, which tend to have lower gross margin rates, contributed to the decrease in the 1995 gross margin rate. Continued competitive pressures also had an impact on margin rates, and Montgomery Ward's margin trends are consistent with overall industry results.

  Operating, selling, general and administrative expenses increased $107, or 6%, from the prior year. Excluding Lechmere's 1995 first quarter impact, operating, selling, general and administrative expenses increased by $73, or 4%. The increase includes the impact of new store openings of $39, a provision for severance costs and relocation of certain administrative functions of both Montgomery Ward and Lechmere of $25 (See Note 16 to the Consolidated Financial Statements), increased provision for bad debt expense under the Account Purchase Agreement of $21, increased advertising and other promotional costs of $17 and increased operating and administrative expenses of $8, partially offset by increased income generated from the sale of product service contracts of $37 (See Note 9 to the Consolidated Financial Statements).

  Net interest expense increased $33, or 57%, from the prior year. The increase is due to increased borrowings resulting from a combination of costs associated with the acquisition of, and added investment in, Lechmere, higher average working capital levels from slower than anticipated sales and capital expenditures for new and existing stores, as well as increased interest rates in 1995.

  Income tax benefit was $1 for 1995 as compared to income tax expense of $62 for 1994. See Note 8 to the Consolidated Financial Statements.

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations. (continued)

Results of Operations:  1994 Compared with 1993

  Consolidated net income increased $16, or 16%, from the prior year. Consolidated net income applicable to common shareholders for 1994 was $115, which was 14% greater than the prior year.

  Consolidated total revenues (net sales and direct response marketing revenues, including insurance) were $7,029 compared with $6,023 in 1993. Net sales increased $941, or 17%. Sales on a comparable store basis, which reflects only the stores in operation for both 1994 and 1993, increased 3%. Non-comparable sales include Lechmere sales of $694. Lechmere was acquired on March 30, 1994. Non-comparable sales also include the sales of six "Electric Ave.
& More" stores opened during 1994. This new specialty power format combines the appliances/electronics (Electric Ave.), furniture (Rooms & More) and fine jewelry (Gold 'N Gems) specialty formats. The stores have a broad assortment of home oriented merchandise and contain Montgomery Ward's and Lechmere's most successful merchandise categories in a format designed for mid-sized markets.

  Direct response marketing revenues increased $65, or 16%, to $465. The increase was primarily due to increased clubs' membership and insurance policyholder levels.

  Gross margin (net sales less cost of goods sold) dollars, including Lechmere, were $1,471, an increase of $106, or 8%, from 1993. This increase was due to the gross margin impact of the increased sales of $272, partially offset by the decrease in the margin rate on sales of $107, increased occupancy costs of $45 related to new store openings and increased buying and other expenses of $14. The decrease in the margin rate was impacted by a heavier emphasis in appliances and electronics and the lower margin rates that accompany these businesses (which includes Lechmere) and continued competitive pressures.

  Operating, selling, general and administrative expenses increased $137 or 9%, from the prior year. Excluding Lechmere's expenses, operating, selling, general and administrative expenses increased by $35. The increase was due to the impact of new store openings of $48 and increased benefits and losses of direct response operations of $9, partially offset by increased income generated from the sale of product service contracts of $18 (See Note 9 to the Consolidated Financial Statements) and decreased other operating and administrative costs of $4.

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

  Montgomery Ward has entered into a Long Term Credit Agreement (Long Term Agreement) dated as of September 15, 1994 with various lenders. The Long Term Agreement, which was extended during 1995 and currently expires September 6, 2000, provides for a revolving facility in the principal amount of $603. As of December 30, 1995, no borrowings were outstanding under the Long Term Agreement. Concurrently, Montgomery Ward also entered into a Short Term Credit Agreement (Short Term Agreement) dated as of September 15, 1994 with various lenders. The Short Term Agreement, which was extended during 1995 and currently expires September 6, 1996, provides for a revolving facility in the principal amount of $297. As of December 30, 1995, $160 was outstanding under the Short Term Agreement.

  Under the Long Term Agreement and the Short Term Agreement (collectively, the Agreements), Montgomery Ward may select among several interest rate options, including a rate negotiated with one or more of the various lenders. The interest rates for the aforementioned bank borrowings are based on market rates, and significant increases in market interest rates will increase interest payments required. A commitment fee is payable based upon the unused amount of each facility, and under certain circumstances, an additional fee may be payable to lenders not participating in a negotiated rate loan.

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations. (continued)

Discussion of Financial Condition (continued)

  Montgomery Ward has entered into interest rate exchange and cap agreements with various banks to offset the market risk associated with an increase in interest rates under both the Long Term Agreement and the Short Term Agreement. The aggregate notional principal amounts under the interest rate exchange agreements are $175 in 1995 through 1997 and $75 in 1998 and 1999. Under the terms of the interest rate exchange agreements, Montgomery Ward pays the banks a weighted average fixed rate of 7.4% from 1995 through 1997 and 7.6% from 1998 through 1999 and will receive the one-month daily average London Inter-bank Offered (LIBO) rate in each case multiplied by the notional principal amount. The average aggregate notional principal amounts under the various cap agreements are $154 in 1995, $158 in 1996 and $113 in 1997. Under the terms of the cap agreements, Montgomery Ward receives payments from the banks when the one-month daily average LIBO rate exceeds the 5.5% cap strike rate in 1995, 6% cap strike rate in 1996 and 7.0% cap strike rate in 1997. Such payments will equal the amount determined by multiplying the notional principal amount by the excess of the percentage rate, if any, of the one-month daily average LIBO rate over the cap strike rate.

  On July 11, 1995, Montgomery Ward entered into a Note Purchase Agreement (1995 Note Purchase Agreement) with various lenders involving the private placement of $180 of Senior Notes which have maturities of from five to ten years at fixed interest rates varying from 6.52% to 6.98%. Proceeds from the debt issue were used to repay short-term borrowings incurred to fund the Company's acquisition of Lechmere. See Note 11 to the Consolidated Financial Statements.

  On September 29, 1995, Montgomery Ward borrowed $25 under a Term Loan Agreement (Term Loan Agreement) with a bank. The borrowings mature on September 30, 1999. Under the Term Loan Agreement, Montgomery Ward may select several interest rate options which are based on market rates. See Note 11 to the Consolidated Financial Statements.

  The Agreements, the Term Loan Agreement, the 1993 Note Purchase Agreements, and the 1995 Note Purchase Agreement impose various restrictions on Montgomery Ward, including the satisfaction of certain financial tests which include restrictions on payments of dividends. Under the terms of the Agreements and the Term Loan Agreement, which are currently the most restrictive of the financing agreements as to dividends, distributions and redemptions, Montgomery Ward may not pay dividends or make any

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations. (continued)

Discussion of Financial Condition (continued)

other distributions to the Company or redeem any common stock in excess of (1) $63 on a cumulative basis, plus (2) 50% of Consolidated Net Income of Montgomery Ward (as defined in the Agreements) after January 1, 1994, plus (3) any repayment by the Company of any loan or advance made by Montgomery Ward to the Company which was received after January 1, 1994, plus (4) capital contributions received by Montgomery Ward after January 1, 1994, plus (5) net proceeds received by Montgomery Ward from (a) the issuance of capital stock including treasury stock but excluding Debt-Like Preferred Stock (as defined in the Agreements), or (b) any indebtedness which is converted into shares of capital stock other than Debt-Like Preferred Stock of Montgomery Ward or the Company, after January 1, 1994, plus (6) an adjustment of $45 for 1994 through 1996, $30 in 1997 and $15 in 1998. At December 30,
1995, Montgomery Ward could pay dividends and make other distributions to the Company of $108 pursuant to the terms of the Agreements. To date, Montgomery Ward has been in compliance with all such financial tests.

  On April 27, 1994, the Company issued 750 shares of a new series of Senior Preferred Stock (Senior Preferred Stock) to GE Capital in exchange for $75 in cash. The Company used the proceeds to acquire 750 shares of a new issue of Senior Preferred Stock of Montgomery Ward (Montgomery Ward Preferred) for $75 and Montgomery Ward used the proceeds to reduce short-term borrowings. On December 29, 1995, Montgomery Ward redeemed the Montgomery Ward Preferred held by the Company for $75. The Company used the proceeds to redeem the Senior Preferred Stock held by GE Capital for $75. The source of funds for these transactions was borrowings under the Agreements. See Note 13 to the Consolidated Financial Statements.

  On December 29, 1995, Montgomery Ward issued 1,750 shares of a new series of senior preferred stock (MW Senior Preferred Stock), to GE Capital in exchange for $175 in cash. Subsequent to year end, Montgomery Ward used a portion of the proceeds to finance the purchase of the Amoco Motor Club by its wholly-owned subsidiary, Signature. The MW Senior Preferred Stock constitutes Debt-Like Preferred Stock under the Agreements and the Term Loan Agreement. The subscription agreement for the 1995 Senior Preferred Stock contains an exchange option which gives GE Capital the option to exchange the MW Senior Preferred Stock for senior preferred stock of the Company with identical terms. On January 31, 1996, GE Capital exercised the exchange option. See Note 13 to the Consolidated Financial Statements.

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations. (continued)

Discussion of Financial Condition (continued)

  The Company has repurchased 5,632,147 shares held by certain former officers of the Company, Montgomery Ward and Signature and their permitted transferees by making cash payments and issuing installment notes in the aggregate of approximately $47. As of December 30, 1995, the outstanding balance of these notes was $14. See Note 14 to the Consolidated Financial Statements. These installment notes bear interest at varying rates, are payable over multi-year periods (generally three to five years) and are secured by shares of Common Stock, the fair market value of which is equal to the outstanding principal amount under each note. Under the Agreements, Montgomery Ward expects to be able to advance the Company sufficient funds to allow the Company to make the required installment payments in 1996.

  Currently available external sources of funds include $900 in multi-year revolving loan commitments under the Agreements which were obtained in September 1994 of which $297 will expire on September 6, 1996 and $603 will expire on September 6, 2000. During 1995, the average daily balance of borrowings under these commitments was $623.

  Under the laws and regulations applicable to insurance companies, some subsidiaries of Signature are limited in the amount of dividends they may pay. For information concerning limitations on the amount of dividends Signature may pay, see Note 20 to the Consolidated Financial Statements. During 1994, Signature paid dividends to Montgomery Ward aggregating $22. Signature did not pay dividends to Montgomery Ward in 1995.

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

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations. (continued)

Discussion of Financial Condition (continued)

  Montgomery Ward and Lechmere's capital expenditures of $122 for 1995 were primarily related to opening 5 new Electric Ave. & More stores and relocating 3 full line stores and implementing conversion strategies in conventional retail stores and various merchandise fixture and presentation programs. Montgomery Ward regularly reviews opportunities for acquisitions and joint ventures and regards such transactions as a possible source for future growth.
                                  1995      1994      1993

  Total Capital Expenditures . . .$ 122    $ 184      $ 142

  Capital appropriations
    authorized during the year . .$ 152    $ 247      $ 149

  Cancellations of prior
    year's appropriations. . . . .$(75)    $(25)      $(23)

  Unexpended capital
    appropriations at year-end . .$ 136    $ 181      $ 143


  Montgomery Ward and Lechmere are not contractually committed to spend all of the capital appropriations unexpended at December 30, 1995, but generally expect to do so.


Item 8.  Financial Statements.
                                            Page
  Report of Independent Public
   Accountants . . . . . . . . . . . . . . . 29
  Consolidated Balance Sheet at
   December 30, 1995 and
   December 31, 1994 . . . . . . . . . . . . 31
  For the 52-Week Periods Ended
   December 30, 1995,
   December 31, 1994 and January 1,
   1994
    Consolidated Statement of
     Income. . . . . . . . . . . . . . . . . 30
    Consolidated Statement of
     Shareholders' Equity. . . . . . . . . . 32
    Consolidated Statement of
     Cash Flows. . . . . . . . . . . . . . . 35
  Notes to Consolidated Financial
   Statements. . . . . . . . . . . . . . . . 37

                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders of Montgomery Ward Holding Corp.:

 We have audited the accompanying consolidated balance sheets of MONTGOMERY WARD HOLDING CORP. (a Delaware Corporation) AND SUBSIDIARY as of December 30, 1995 and December 31, 1994, and the related consolidated statements of income, shareholders' equity and cash flows for the fiscal years ended December 30, 1995, December 31, 1994 and January 1, 1994. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

 In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Montgomery Ward Holding Corp. and Subsidiary as of December 30, 1995 and December 31, 1994 and the results of their operations and their cash flows for the fiscal years ended December 30, 1995, December 31, 1994 and January 1, 1994, in conformity with generally accepted accounting principles.






                             Arthur Andersen LLP







Chicago, Illinois,
February 13, 1996

                       MONTGOMERY WARD HOLDING CORP.
                     CONSOLIDATED STATEMENT OF INCOME
                           (Millions of dollars)

                                        52-Week
                                     Period Ended
                          Dec. 30,   Dec. 31,       Jan. 1,
                             1995       1994          1994
Revenues
  Net sales, including
   leased and licensed
   department sales. . . . $6,531      $6,564        $5,623
  Direct response
   marketing revenues,
   including insurance . .    554         465           400
    Total Revenues . . . .  7,085       7,029         6,023

Costs and Expenses
  Cost of goods sold,
   including net
   occupancy and
   buying expense. . . . .  5,178       5,093         4,258
  Operating, selling,
   general and adminis-
   trative expenses,
   including benefits
   and losses of direct
   response operations
   (Note 16) . . . . . . .  1,806       1,699         1,562
  Interest expense
   (Note 17) . . . . . . .     91          58            43
    Total Costs and
     Expenses. . . . . . .  7,075       6,850         5,863

Income Before
  Income Taxes . . . . . .    10          179           160

Income Tax (Benefit)
  Expense (Note 8) . . . .    (1)          62            59

Net Income . . . . . . . .     11         117           101

Preferred Stock
  Dividend Requirements
  (Note 13). . . . . . . .      4           2             -

Net Income Applicable to
  Common Shareholders. . . $    7      $  115        $  101

Net Income per Class A
  Common Share
 (Note 14) . . . . . . . . $  .16      $ 2.68        $ 2.29

Net Income per Class B
  Common Share
   (Note 14) . . . . . . . $  .14      $ 2.30        $ 2.04

Cash Dividends declared
  per Common Share
   Class A . . . . . . . . $   -       $  .50        $  .50
   Class B . . . . . . . . $   -       $  .50        $  .50


              See notes to consolidated financial statements.

                       MONTGOMERY WARD HOLDING CORP.
                        CONSOLIDATED BALANCE SHEET
                           (Millions of dollars)


                                  ASSETS

                                       December 30,   December 31,
                                           1995           1994

Cash and cash equivalents. . . . . . . . .$    37       $   33
Short-term investments . . . . . . . . . .      1            3
Investments of insurance operations
  (Note 3) . . . . . . . . . . . . . . . .    345          314
    Total Cash and Investments . . . . . .    383          350

Trade and other accounts receivable. . . .    166          112
Accounts and notes receivable from
  affiliates (Note 4). . . . . . . . . . .     22            6
    Total Receivables. . . . . . . . . . .    188          118

Merchandise inventories (Note 5) . . . . .  1,770        1,625
Prepaid pension cost (Note 6). . . . . . .    335          324
Properties, plants and equipment,
  net of accumulated depreciation
  and amortization (Note 7). . . . . . . .  1,366        1,396
Direct response and insurance
  acquisition costs. . . . . . . . . . . .    395          322
Other assets . . . . . . . . . . . . . . .    447          402
Total Assets . . . . . . . . . . . . . . . $4,884       $4,537


                   LIABILITIES AND SHAREHOLDERS' EQUITY

Short-term debt (Note 11). . . . . . . . . $  160       $  144
Trade accounts payable . . . . . . . . . .  1,804        1,719
Federal income taxes payable (Note 8)  . .      6           14
Accrued liabilities and other
  obligations (Notes 2, 4, 6, 9
  and 14). . . . . . . . . . . . . . . . .  1,195        1,231
Insurance policy claim reserves
  (Note 10). . . . . . . . . . . . . . . .    236          236
Long-term debt (Note 11) . . . . . . . . .    423          228
Obligations under capital leases
  (Note 12). . . . . . . . . . . . . . . .     66           81
Deferred income taxes (Note 8) . . . . . .    119          122
    Total Liabilities. . . . . . . . . . .  4,009        3,775

Commitments and Contingent
  Liabilities (Notes 11 and 18)

Redeemable Preferred Stock (Note 13) . . .    175           75

Shareholders' Equity
  Common stock (Note 14) . . . . . . . . .      1            -
  Capital in excess of par value . . . . .     45           23
  Retained earnings. . . . . . . . . . . .    758          751
  Unrealized gain on marketable
   equity securities . . . . . . . . . . .     10            2
  Less:  Treasury stock, at cost . . . . .  (114)         (89)
    Total Shareholders' Equity . . . . . .    700          687
Total Liabilities and
  Shareholders' Equity . . . . . . . . . . $4,884       $4,537




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

Balance,
January 2,
1993, as
restated      20,672   25,000   $16     $580     $ 3   $(46)     $553

Net
 income            -        -     -      101       -       -      101
Cash
 dividends
 paid              -        -     -     (23)       -       -     (23)
Tax benefit
 of stock
 option exer-
 cises and
  other share
  exchanges        -        -     2        -       -       -        2
Shares repur-
  chased as
  Treasury
  stock      (1,258)        -     -        -       -    (27)     (27)
Shares
 issued
 upon exer-
 cise of
 options         193        -     1        -       -       -        1
Shares
 issued
 upon exer-
 cise of
 conversion
 rights            3        -     -        -       -       -        -

Balance,
January
1,1994        19,610   25,000    19      658       3    (73)      607

Cumulative
  effect of
  change in
  accounting
  principle        -        -      -      -       13       -       13

Balance,
January 1,
1994 as
restated      19,610   25,000   $19     $658     $16   $(73)     $620







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

                       MONTGOMERY WARD HOLDING CORP.
        CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (Continued)
              (Millions of dollars, except per share amounts)


            Class A Class B           Capital
            Common Common              in
            Stock  Stock              Excess                   Treasury Total
             $ .01  $ .01               of              Unre-  Stock,   Share-
             Par       Par    Common   Par    Retained  alized at       holders'
            Value     Value   Stock    Value  Earnings  Gains  Cost     Equity
            (Number of shares
              in thousands)

Balance,
January
1, 1995      19,280    25,000    $ -      $23    $751    $  2   $(89)   $687

Net
 income           -         -      -        -      11       -      -      11
Cash
 dividends
 paid             -         -      -        -     (4)       -      -     (4)
Compensation
 expense on
  stock option
  grants/repur-
 chases           -         -      -        5      -       -       -      5
Change in
  unrealized
  gain on
  marketable
  securities      -         -      -        -      -       8       -      8
Shares repur-
 chased as
 Treasury
 stock       (1,052)        -      -        -      -       -     (25)   (25)
Shares
 issued
 upon exer-
 cise of
 options        980         -      1       17      -       -       -     18
Shares
 issued
 upon exer-
 cise of
 conversion
 rights            2         -      -       -       -       -      -       -

Balance,
December
30,1995      19,210      25,000    $ 1    $45     $758    $10  $(114)   $700







             See notes to consolidated financial statements.

                       MONTGOMERY WARD HOLDING CORP.
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                           (Millions of dollars)

                                         52-Week
                                       Period Ended
                                Dec. 30,   Dec. 31,   Jan. 1,
                                 1995        1994        1994
Cash flows from operating
  activities:
   Net income. . . . . . . .    $  11         $ 117         $ 101
   Adjustments to reconcile
    net income to net cash
    provided by (used in)
    operations:
     Depreciation and
       amortization. . . . . .    119           109            98
     Deferred income taxes . .    (7)            29            25
     Gain on sale of assets. .   (11)           (1)             -
     Gain on stock
       distribution. . . . .     (16)             -             -
     Compensation expense on
       stock option grants/
       repurchases . . . . . .      4             1             -
   Changes in operating
    assets and liabilities,
    net of businesses
    acquired:
     (Increase) decrease in:
       Trade and other accounts
        receivable               (54)           (38)           (9)
       Accounts and notes
        receivable from
        affiliates               (16)            (2)           14
       Merchandise
        inventories. . . . . . (145)           (243)         (204)
       Prepaid pension
        cost . .                (11)            (15)          (19)
       Other assets. . . . . .  (77)            (50)          (50)
     Increase (decrease) in:
       Trade accounts
        payable. .               85              291          148
       Federal income taxes
        payable, net . . . . . . (9)               5           (1)
       Accrued liabilities
        and other
        obligations. . . . . . .(55)             (41)          33
       Insurance policy
        claim reserves . . . . .   -              (1)          (4)
       Deferred income taxes       -              (8)           -
       Net cash (used in)
        provided by
        operations . . . . .    (182)            153           132

Cash flows from investing
  activities:
   Investment in ValueVision .    (8)              -             -
   Investment in Merchant
    Partners . . . . . . . .      (4)            (1)             -
   Acquisition of Lechmere,
    net of cash acquired . .        -          (109)             -
   Acquisition of Smilesaver,
    net of cash acquired . .        -           (11)             -
   Purchase of short-term
    investments. . . . . . . .   (60)          (231)         (248)
   Purchase of investments
    of insurance
    operations . . . . . . .    (791)          (691)         (688)
   Sale of short-term
    investments. . . . . . .      62            247           240
   Sale of investments
    of insurance
    operations . . . . . . .     775            671           669
   Disposition of
    properties, plants
    and equipment, net . . .      39             8             3
   Capital expenditures. . .    (122)         (184)         (142)
       Net cash used in
        investing
        activities . . . . . .$ (109)         $(301)        $(166)





              See notes to consolidated financial statements.

                       MONTGOMERY WARD HOLDING CORP.
             CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
                           (Millions of dollars)

                                           52-Week
                                        Period Ended
                             Dec. 30,     Dec. 31,      Jan. 1,
                                1995        1994         1994
Cash flows from financing
  activities:
   Proceeds from issuance
    of short-term
    debt, net  . . . . . . . .   $ 16          $144         $   -
   Proceeds from issuance
    of long-term
    debt . . . . . . . . . . .    205           168           100
   Payments of Montgomery
    Ward long-term
    debt . . . . . . . . . . .   (10)         (179)          (12)
   Payments of Lechmere
    long-term debt . . . . .        -          (88)             -
   Payments of obligations
    under capital leases . .      (7)           (8)           (6)
   Proceeds from issuance
    of common stock. . . . .      18             3             1
   Proceeds from issuance
    of preferred stock . . .     175            75             -
   Payments to redeem
    preferred stock. . . . .     (75)            -             -
   Cash dividends paid . . . .    (4)          (24)          (23)
   Purchase of treasury
    stock, at cost . . . . .     (23)           (9)          (11)
   Tax benefit of stock
    options exercised
    and other share
    exchanges. . . . . . . . .      -             1             2
       Net cash provided
       by financing
       activities. . . . . . .    295            83            51

Increase (Decrease) in cash
  and cash equivalents . . .        4          (65)            17

Cash and cash equivalents
  at beginning of period . .       33            98            81

Cash and cash equivalents
  at end of period . . . . . .   $ 37          $ 33          $ 98


              See notes to consolidated financial statements.

                             MONTGOMERY WARD HOLDING CORP.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (Dollar amounts in millions)


1.  Major Accounting Policies

Business Segments

 Montgomery Ward Holding Corp. (the Company or MW Holding) and its wholly owned subsidiary, Montgomery Ward & Co., Incorporated (Montgomery Ward), are engaged in retail merchandising and direct response marketing (including insurance) in the United States. Retail merchandising operations are conducted through Montgomery Ward and Montgomery Ward's, wholly-owned subsidiary Lechmere, Inc. (Lechmere), while direct response marketing operations are conducted primarily through Signature Financial/Marketing, Inc. (Signature), a wholly-owned subsidiary of Montgomery Ward. Signature markets consumer club products and insurance products through its subsidiaries. See Note 20 for information regarding these segments.


Principles of Consolidation; Use of Estimates

 The consolidated financial statements include the Company and all subsidiaries. Investments in 20 percent to 50 percent owned affiliates where significant influence exists are accounted for on the equity method. All significant intercompany accounts and transactions are eliminated in consolidation. Certain prior period amounts have been reclassified to be comparable with the current period presentation.

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


Fiscal Year

 The Company operates on a 52- or 53- week fiscal year basis. The Company's fiscal year ends on the Saturday closest to December 31. The fiscal years ended December 30, 1995, December 31, 1994 and
January 1, 1994 included 52 weeks.

                       MONTGOMERY WARD HOLDING CORP.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                       (Dollar amounts in millions)


1. Major Accounting Policies (continued)

Cash and Cash Equivalents

 Cash and cash equivalents include cash on hand, time deposits and highly liquid debt instruments with an original maturity of three months or less from the date of purchase. The carrying amount reported in the financial statements for cash and cash equivalents approximates the fair value of these assets.

         Following is a summary of cash payments for interest and income taxes and non-cash financing and investing activities:

                                        52-Week
                                     Period Ended
                          Dec. 30,     Dec. 31,     Jan. 1,
                            1995          1994        1994
 Cash paid for:
  Income taxes . . . . . . $  24          $  33         $ 46
  Interest . . . . . . . . $  82          $  56         $ 55

 Non-cash financing
  activities:
   Notes issued for
     purchase of
     Treasury stock. . . . $   2          $   7         $ 16

 Non-cash investing
  activities:
   Change in unrealized
     gain on marketable
     securities. . . . . . $   8          $(14)         $  -
   Like-kind exchange of
     assets. . . . . . . . $   -          $   5         $  6
   Gain on Stock
     distribution. . . . . $  16          $   -         $  -

The net cumulative effect of changes in accounting principles of $13 in 1994 has no cash impact.


Investments of Insurance Operations

 The Company accounts for investments under Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments In Debt and Equity Securities". Under SFAS No. 115, all debt and equity securities are classified as "available-for-sale" and are stated at fair market value with all changes in unrealized gains or losses included in Shareholder's Equity.

                       MONTGOMERY WARD HOLDING CORP.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                       (Dollar amounts in millions)


1.       Major Accounting Policies (continued)

Merchandise Inventories

         Merchandise inventories are valued at the lower of cost or market, using the retail last-in, first-out (LIFO) method.


Properties, plants and equipment

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

         In March, 1995, the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". The Company will implement SFAS No. 121 during fiscal year 1996. The provisions require a review of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined that an impairment loss has occurred based on expected undiscounted future cash flow, the loss will be recognized in the income statement and certain disclosures will be made regarding the impairment. The impact of the adoption of this statement is not reasonably estimatable at this time.

                       MONTGOMERY WARD HOLDING CORP.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                       (Dollar amounts in millions)


1.       Major Accounting Policies (continued)

Direct Response Marketing Revenues

         Life and accident and health insurance premiums, which are recognized as revenue when due from policyholders, are associated with related benefits and expenses to result in the recognition of profit over the terms of the policies. Property-liability insurance premiums and club membership dues are deferred and earned on a pro-rata basis over the terms of the policies and memberships. Unearned premiums and club memberships of $61 and $63 at December 30, 1995 and December 31, 1994, respectively, are included in Accrued liabilities and other obligations.


Direct Response and Insurance Acquisition Costs

         Costs allocated to the insurance and club memberships in force at June 24, 1988, as well as the costs of acquiring new club memberships and insurance business (primarily marketing expenses), are included in Direct response and insurance acquisition costs.
Costs of acquiring new business have been deferred when considered recoverable.

         Acquisition costs are amortized in proportion to the revenue recognized. The time period over which deferred policy and membership acquisition costs are being amortized and the recoverability of such costs could differ from estimates due to changing market conditions. Amortization of deferred policy and membership acquisition costs is continually reviewed, and, as adjustments become necessary, they are reflected in current operations. Amortization charged to income was $151, $124 and $111 for 1995, 1994 and 1993, respectively, and is included in Operating, selling, general and administrative expenses.


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


Federal Income Tax

         The Company and its subsidiaries file a consolidated Federal income tax return. Beginning in 1994, insurance subsidiaries which had previously filed separate Federal income tax returns are included in the consolidated return.

         The Company determines its income tax expense and related deferred federal income taxes in accordance with SFAS No. 109.


2.       Acquisition of Lechmere, Inc.

         Montgomery Ward acquired in a merger transaction all the stock of LMR Acquisition Corporation, which owned 100% of the stock of Lechmere, on March 30, 1994. The aggregate purchase price was $113.

         The closing price included a $10 promissory note (the Note) of Montgomery Ward, which bears interest at a rate of 4.87% per annum.
The Note balance is $3 at December 31, 1995 and is included in Accrued liabilities and other obligations. The balance is payable three years after the date of the Note. The Note is secured by a standby letter of credit.

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

         The allocation is summarized as follows:

     Inventory . . . . . . . . . . . . . . . . . . . . $140
     Properties, Plants & Equipment. . . . . . . . . .   54
     Goodwill  . . . . . . . . . . . . . . . . . . . .  124
     Other Assets. . . . . . . . . . . . . . . . . . .   50
     Due to Montgomery Ward. . . . . . . . . . . . . . (88)
     Accounts Payable and Other Liabilities. . . . . .(167)
                                                       $113

                       MONTGOMERY WARD HOLDING CORP.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                       (Dollar amounts in millions)


3.  Investments of Insurance Operations

  Following is a summary of Investments of insurance operations in securities other than related party investments. The fair values for marketable debt and equity securities are based on quoted market prices.
                                 December 30, 1995

                             Gross       Gross
  Type of                   Unrealized   Unrealized   Market
 Investment         Cost     Gains       Losses        Value

Fixed maturities
  Bonds:
   United States
    Govern-
    ment and
    government
    agencies
    and author-
    ities. . . . . $ 54        $  1          $  -        $ 55
   Public
    utilities. . . . 70           8             -          78
   All other
    corporate
    bonds. . . . . . 19           2             -          21
  Mortgage-backed
   securities. . .  133           3           (1)         135
     Total
     fixed
     maturi-
     ties. .        276          14           (1)         289

Equity
  securities:
   Common
    stock. . . . .   13           4             -          17
     Total
     equity
     securi-
     ties. .         13           4             -          17

Policy
  loans. . . . . .    7           -             -           7
Short-term
  investments. . .   32           -             -          32
    Total
    Invest-
    ments .        $328           $18         $(1)       $345

                       MONTGOMERY WARD HOLDING CORP.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                       (Dollar amounts in millions)


3.  Investments of Insurance Operations

                                 December 31, 1994

                             Gross       Gross
  Type of                   Unrealized   Unrealized   Market
 Investment         Cost     Gains       Losses     Value

Fixed maturities
  Bonds:
   United States
    Govern-
    ment and
    government
    agencies
    and author-
    ities. . . . . $ 51         $ -          $(2)        $ 49
   Public
    utilities. . . . 73           6             -          79
   All other
    corporate
    bonds. . . . .   26           1           (1)          26
  Mortgage-backed
   securities. . .  115           -           (6)         109
     Total
     fixed
     maturi-
     ties. .       265             7          (9)         263

Equity
  securities:
   Common
    stock. . . . .    8           5             -          13
     Total
     equity
     securi-
     ties. .          8           5             -          13

Policy
  loans. . . . . . .  7           -             -           7
Short-term
  investments. . .   31           -             -          31
    Total
    Invest-
    ments .        $311         $12           $(9)       $314

                       MONTGOMERY WARD HOLDING CORP.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                       (Dollar amounts in millions)


3.  Investments of Insurance Operations (continued)

  The amounts of fixed maturities as of December 30, 1995 are as follows:
                                            Amortized  Market
                                              Cost     Value

  Due in 1995. . . . . . . . . . . . . . . . .$ 21      $ 21
  Due in 1996 through 2000 . . . . . . . . . . 103       113
  Due in 2001 through 2005 . . . . . . . . . .  17        18
  Due in 2006 and beyond . . . . . . . . . . .   2         2
  Mortgage-backed securities . . . . . . . . . 133       135
                                              $276      $289


  Realized capital gains before income tax and changes in unrealized gains (losses) after income tax on fixed maturities, mortgage loans and equity securities are as follows:

                                         Fixed
                                        Maturities
                                      and Mortgage  Equity
                                         Loans      Securities
52-Week Period Ended December 30, 1995
 Realized. . . . . . . . . . . . . . . . . .$ 1         $ 5
 Unrealized. . . . . . . . . . . . . . . . .$ 8         $ 3

52-Week Period Ended December 31, 1994
 Realized. . . . . . . . . . . . . . . . . .$ -         $ -
 Unrealized. . . . . . . . . . . . . . . . $(2)         $ 4

52-Week Period Ended January 1, 1994
 Realized. . . . . . . . . . . . . . . . . .$ 1         $ -
 Unrealized. . . . . . . . . . . . . . . . .$ -         $ 3


4.  Accounts and Notes Receivable from Affiliates

 Montgomery Ward and Montgomery Ward Credit Corporation
(Montgomery Ward Credit), a subsidiary of GE Capital Corporation (GE Capital) have entered into an Account Purchase Agreement pursuant to which Montgomery Ward Credit purchases receivables from time to time and provides services to Montgomery Ward. Under this agreement, Montgomery Ward Credit has the exclusive right to operate the Montgomery Ward private label credit card system and the obligation to purchase for their face value (and Montgomery

                       MONTGOMERY WARD HOLDING CORP.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                       (Dollar amounts in millions)

4.  Accounts and Notes Receivable from Affiliates (continued)

Ward is obligated to sell) all the receivables generated by the Montgomery Ward private label credit card system, including those generated through MW Direct, up to $6,000 outstanding at any time. Montgomery Ward accounts for the transfer as a sale of the applicable receivables. Sales of receivables to Montgomery Ward Credit were $3,938, $4,092 and $3,991 for 1995, 1994 and 1993, respectively. At December 30, 1995 and December 31, 1994, there were $5,348 and $5,221, respectively, of Montgomery Ward credit card receivables owned by Montgomery Ward Credit. Amounts receivable from Montgomery Ward Credit pursuant to the sale of such receivables are included in Accounts and notes receivable from affiliates.

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

  Should Montgomery Ward Credit or its guarantor, GE Capital, fail to perform its obligations under the Account Purchase Agreement, Montgomery Ward would suffer an accounting loss up to the amount of Montgomery Ward's share of finance charges and late fees (as described below), net of applicable reserves carried by Montgomery Ward Credit. Montgomery Ward estimates that any accounting loss would be immaterial at December 30, 1995. Montgomery Ward Credit's obligations under the Account Purchase Agreement are not collateralized.

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

  In exchange for Montgomery Ward's agreement to allow Montgomery
Ward Credit to increase finance charge rates in selected states, Montgomery Ward receives a share of incremental finance charges

                       MONTGOMERY WARD HOLDING CORP.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                       (Dollar amounts in millions)

4.  Accounts and Notes Receivable from Affiliates (continued)

resulting from such increases which is available for offset against the credit losses, and earns interest at the same rate as amounts owned by Montgomery Ward to Montgomery Ward Credit. In 1995, Montgomery Ward entered into an agreement with Montgomery Ward Credit to increase late fee assessments and implement previously agreed upon finance charge increases in various states, as allowed by statute. Montgomery Ward's share of these incremental finance charges and late fees is calculated in the same manner as the prior 1992 agreement. Incremental finance charges are generated only on purchases subsequent to the date such finance charge rates are increased. In the event that, due to the increase in finance charge rates and late fees, any refunds are required to be made, Montgomery Ward and Montgomery Ward Credit have agreed to share the financial risk. Legislation has from time to time been introduced in certain states which, if enacted, may require rescinding all or a portion of such rate increases, in which case, Montgomery Ward's share of rate increases may be substantially reduced.

  In addition to sharing incremental finance charges and late fees, with respect to each fiscal year, Montgomery Ward Credit will make a payment to Montgomery Ward of a share of all finance charges in an amount equal to (a) if credit losses are 5% or less of average gross receivables, the lesser of 3.9% of average gross receivables or the actual credit losses; (b) if credit losses are greater than 5% but less than or equal to 8% of average gross receivables, 3.9% of average gross receivables plus 50% of the amount by which actual credit losses exceed 5% of average gross receivables; or (c) if credit losses exceed 8% of average gross receivables, 5.4% of average gross receivables plus the amount by which credit losses exceed 8% of average gross receivables. In the event that finance charges billed during a fiscal year less the incremental finance charges and late fee assessments referred to below are less than the amount computed above, the payments will be reduced to the amount of the finance charge less the incremental finance charge.

  The Company has executed notes for the credit losses which totalled $224 with respect to credit losses through 1995. The incremental finance charges and late fee assessments due to Montgomery Ward at the end of 1995 were $44. All amounts are included in Accrued liabilities and Other obligations at December 30, 1995. Under the agreement, the notes payable to Montgomery Ward Credit are limited to $300 at any time, with any excess to be paid currently in cash. The Company does not expect credit losses for the period through 1997 to exceed the $300 limitation.

                       MONTGOMERY WARD HOLDING CORP.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                       (Dollar amounts in millions)


4.  Accounts and Notes Receivable from Affiliates (continued)

  The Account Purchase Agreement will be in effect until December
31, 2006, and thereafter from year to year unless either party gives ten years prior notice of its election to terminate.


5.  Merchandise Inventories

 Merchandise inventories are valued using the retail LIFO method, which matches current costs with current sales. If inventories had been valued using the first-in, first-out (FIFO) method, they would have been $124, $133 and $117 higher than those reported as of December 30, 1995, December 31, 1994 and January 1, 1994, respectively.

6.  Retirement Plans

 Retirement plans of a contributory nature cover a majority of full-time associates of Montgomery Ward and its subsidiaries. Retirement benefits are provided by a defined benefit pension plan as well as by a savings and profit sharing plan. Montgomery Ward and its subsidiaries contribute to the defined benefit pension plan to cover any excess of defined minimum benefits over the benefits available.

 The components of the net pension credit were as follows:

                                         52-Week
                                       Period Ended
                          Dec. 30,      Dec. 31,    Jan. 1,
                            1995          1994        1994
  Service cost-benefits
   earned during the
   period. . . . . . . . . .$(10)         $(13)        $(11)
  Interest cost on
   projected benefit
   obligation. . . . . . .   (51)          (46)         (45)
  Actual return on
   assets  . . . . . . . . .  185             4          101
  Deferral of unantici-
   pated investment
   performance . . . . . .  (110)            72         (26)
  Amortization of
   unrecognized
   net loss. . . . . . . . .  (3)           (2)            -
  Net pension credit . . . .$  11         $  15        $  19

  Assumptions:
   Discount rate . . . . .   8.5%          7.5%         8.5%
   Increase in future
    compensation . . . . . . 6.0%          6.0%         6.0%
   Rate of return
    on plan assets . . . . . 9.5%          9.5%         9.5%

                       MONTGOMERY WARD HOLDING CORP.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                       (Dollar amounts in millions)

6.  Retirement Plans (continued)

  The funded status of the defined benefit pension plan was as follows:
                                       December 30,  December 31,
                                          1995          1994
  Actuarial present value of
   accumulated benefit
   obligation:
    Vested . . . . . . . . . . . . . . . $(660)       $(576)
    Nonvested. . . . . . . . . . . . . .    (3)          (4)

  Accumulated benefit obligation . . . . .(663)        (580)
  Additional amounts related
   to projected increases in
   compensation levels . . . . . . . . .   (16)         (23)

  Projected benefit obligation . . . . . .(679)        (603)
  Plan assets at fair value,
   primarily in equity
   and fixed income securities . . . . . .  898          789

  Plan assets in excess of projected
   benefit obligation. . . . . . . . . . .$ 219        $ 186

   Unrecognized net loss
    since initial
    application of FAS 87. . . . . . . . .$ 118        $ 140
   Unrecognized prior
    service cost since
    initial application
    of FAS 87. . . . . . . . . . . . . .  $ (2)        $ (2)
    Prepaid pension cost . . . . . . . .  $ 335        $ 324


  The projected benefit obligation was determined using an assumed discount rate of 7.5% at December 30, 1995 and 8.5% at December 31, 1994 and an assumed rate of increase in future compensation levels of 6% for 1995 and 1994. Excess unrecognized net gains and losses and prior service costs are amortized over the average future service period.

  The savings and profit sharing plan includes a voluntary savings feature for eligible associates and matching company contributions based on a fixed percentage of certain associates' contributions. The company matching expense was $6 for each of 1995, 1994 and 1993.

                       MONTGOMERY WARD HOLDING CORP.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                       (Dollar amounts in millions)

6.  Retirement Plans (continued)

  Substantially all associates who retire after participattion in the retirement plan for ten years and who were members of the health care plan for the year prior to retirement are eligible for certain post-retirement health care and life insurance benefits, the cost of which is shared with the retirees. Associates who retire as of January 1, 1996 are no longer eligible for post-retirement life insurance benefits. In 1992, the Company established a limit on its future annual contributions on behalf of retirees at a maximum of 125% of the projected 1992 company contributions.

  The Company accounts for postretirement benefits under the provisions of SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions".

  The components of the net periodic postretirement benefit cost were as follows:
                                          52-Week Period Ending
                                        1995      1994   1993

   Service Cost. . . . . . . . . . . . .$  2      $ 2     $ 2
   Interest cost on accumulated
    postretirement benefit
    obligation . . . . . . . . . . . . .  10       11      12
   Curtailment gain on life insurance
    benefit termination. . . . . . . .   (3)        -       -
   Net periodic postretirement
    benefit cost . . . . . . . . . . . .$  9      $13     $14

  The status of the Company's liability for postretirement benefits at December 30, 1995 and December 31, 1994, which are included in Accrued liabilities and other obligations is as follows:

                                                1995    1994
   Accumulated postretirement
    benefit obligation:
     Retirees. . . . . . . . . . . . . . . . . .$ 90    $104
     Fully eligible active associates. . . . . .  17      18
     Other active associates . . . . . . . . . .  22      26
     Total accumulated
       postretirement benefit
       obligation. . . . . . . . . . . . . . . . 129     148
    Unrecognized prior service cost. . . . . . .  15       -
    Net gain (loss). . . . . . . . . . . . . . . (4)     (4)
    Accumulated postretirement
     benefit obligation. . . . . . . . . . . . .$140   $144

                       MONTGOMERY WARD HOLDING CORP.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                       (Dollar amounts in millions)

6.  Retirement Plans (continued)

  The weighted average discount rate used in measuring the accumulated postretirement benefit obligation was 7.5% at December 30, 1995 and 8.5% at December 31, 1994. The assumed health care cost trend rate and the impact of a 1% increase in the medical trend rate on the accumulated postretirement benefit obligation, service cost and interest cost are not applicable due to caps established on current cost levels.

  The Company continues to evaluate ways in which it can better manage retiree benefits and control costs. Any changes in the plan or revisions to assumptions that affect the amount of expected future benefits may have a significant effect on the amount of the reported obligation and annual expense.


7.  Properties, Plants and Equipment

  The details of the properties, plants and equipment accounts are shown below at cost:
                                     December 30,   December 31,
                                       1995           1994

Land     . . . . . . . . . . . . . .$   201          $   197
Buildings. . . . . . . . . . . . . . .  867              860
Leasehold improvements . . . . . . . .  534              319
Fixtures and equipment . . . . . . . .  355              503
Assets under capital leases. . . . . .  101              111
Less accumulated depreciation
         and amortization. . . . . .  (692)            (591)
Properties, Plants, and
         Equipment, net. . . . . . . $1,366           $1,399

         Gains or (losses) on the sale of properties were $11, $1 and $0 for 1995, 1994 and 1993, respectively. Accumulated amortization on capital lease assets was $50 and $49 for 1995 and 1994, respectively.

                       MONTGOMERY WARD HOLDING CORP.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                       (Dollar amounts in millions)


8.       Income Taxes

         The Company has alternative minimum tax (AMT) credits of $26, $24 and $31 as of December 30, 1995, December 31, 1994 and January 1,
1994, respectively, available to offset future Federal income tax liabilities. The Company has targeted jobs tax credit carryforwards of $16 and net operating loss (NOL) carryforwards of $68 available as of December 30, 1995, which expire beginning in 2007.

         The approximate tax effects of temporary differences and carryforwards that give rise to the deferred tax liability are as follows:
                                        December 30,    December 31,
                                            1995            1994

  Accrued liabilities. . . . . . . . . $(130)           $(169)
  Postretirement benefits. . . . . . .   (56)             (56)
  Insurance reserves . . . . . . . . . . (65)             (61)
  Other deferred tax assets. . . . . . . (29)             (23)
   Total deferred tax assets . . . . . .(280)            (309)

  Prepaid pension contribution . . . . .  132              128
  Direct response and insurance
   acquisition costs . . . . . . . . .    150              127
  Property, plants and equipment . . .    145              133
  Other deferred tax liabilities . . . .   50               47
   Total deferred tax liabilities. . .    477              435

  AMT and other credit
   carryforwards . . . . . . . . . . . .(110)             (36)
  Valuation allowance. . . . . . . . . .   32               32
   Net deferred tax liability. . . . .  $ 119            $ 122

                       MONTGOMERY WARD HOLDING CORP.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                       (Dollar amounts in millions)

8. Income Taxes (continued)

 Income tax expense consists of:
                                       52-Week
                                    Period Ended
                          Dec. 30,   Dec. 31,      Jan. 1,
                            1995         1994        1994
  Federal
   Currently payable . . . $  7          $25          $28
   Deferred (benefit)
    payable. . . . . . . . .(7)           29           25
  State, local
   and foreign (benefit)
    payable. . . . . . . .  (1)            8            6
  Total income
   tax (benefit)
   expense . . . . . . . . $(1)          $62          $59


  A reconciliation of the statutory to effective federal income tax rate is as follows:
                                       52-Week
                                    Period Ended
                          Dec. 30,   Dec. 31,      Jan. 1,
                            1995         1994        1994
  Federal income
   tax rate. . . . . . . .  35%          35%           35%
  State taxes, net
   of reduction of
   Federal tax and
   NOL benefit . . . . . . (16)            3             2
  Targeted Jobs
   Tax Credit. . . . . . . (60)          (3)           (1)
  Impact of increase
   in statutory rate . . .    -            -             1
  Deferred rate
   differential, net
   of adjustments. . . . . .(5)          (3)             -
  Permanent differences. .   34            2             -
  Effective income
   tax rate. . . . . . . .(12)%          34%           37%

                       MONTGOMERY WARD HOLDING CORP.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                       (Dollar amounts in millions)


9.  Deferred Service Contract Revenue

  The Company sells product service contracts on its own behalf, and beginning in 1994, on behalf of Virginia Surety Company, Inc.
(VSC). The Company recognizes the revenue related to sales of Montgomery Ward service contracts in proportion to the costs expected to be incurred in performing services under the contracts. Deferred service contract revenue of $169 and $231 at December 30, 1995 and December 31, 1994, respectively, is included in Accrued liabilities and other obligations. The Company recognizes the revenue, net of the fixed payment due to VSC on sales of VSC contracts at the time of sale. VSC insured contracts comprised 70% and 17% of sales of service contracts to Montgomery Ward customers in 1995 and 1994, respectively. Montgomery Ward has contracted with VSC to provide repair services to VSC.


10. Reinsurance

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

10.                            Reinsurance (continued)

  Premium revenues, which are included in Direct response marketing revenues, are as follows:
                                                          Percentage
                         Ceded To     Assumed              of Amount
                 Gross    Other      from Other    Net      Assumed
                 Amount  Companies   Companies    Amount    To Net

52-Week Period
  Ended Decem-
  ber 30, 1995:

Life
  insurance
  in force . .  $5,886       $(84)       $ -       $5,802      0.0 %

Premiums
  Life
   insurance .  $   53       $ (1)       $ 2       $   54      3.7%
  Accident and
   health
   insurance . .    91         (5)        15          101     14.9%
  Property and
   liability
   insurance .      73        (12)         -           61     0.0%
    Total. . .  $  217       $(18)       $17       $  216     7.9%


52-Week Period
  Ended Decem-
  ber 31, 1994:

Life insurance
  in force . .  $5,729       $(93)       $ -       $5,636     0.0%

Premiums
  Life
   insurance .  $   50       $ (1)       $  3      $   52     5.8%
  Accident and
   health
   insurance . .    76          -          11          87    12.6%
  Property and
   liability
   insurance .      62         (9)          -          53     0.0%
    Total. . .  $  188      $ (10)       $ 14      $  192     7.3%


52-Week Period
  Ended Janu-
  ary 1, 1994:

Life insurance
  in force . .  $5,438     $(102)        $ -       $5,336     0.0%

Premiums
  Life
   insurance .  $   45     $  (1)        $ 3       $   47     6.4%
  Accident and
   health
   insurance . .    67         -          13           80    16.3%
  Property and
   liability
   insurance .      51        (8)          -           43     0.0%
    Total. . .  $  163     $  (9)        $16       $  170     9.4%

                       MONTGOMERY WARD HOLDING CORP.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                       (Dollar amounts in millions)

11.      Short-Term and Long-Term Debt

         The long-term debt of Montgomery Ward and its subsidiaries is as follows:
                                       December 30,   December 31,
                                           1995         1994
Montgomery Ward
 Note Purchase Agreements; Senior Notes
  Series A to Series J due in 1998
  to 2005 at 6.52% to 8.18% interest
  rates. . . . . . . . . . . . . . . . . .  $280        $100
 Bank Term Loan, due in 1999 at
  6.07% interest rate. . . . . . . . . . . .  25           -
 Commercial Development Revenue Bonds,
  due in 2013 at 4.5% interest rate,
  adjusted at three-year intervals . . . .     5           5
 Other . . . . . . . . . . . . . . . . . .     2           2

Montgomery Ward Real Estate Subsidiaries
 4 3/4% Secured Notes, due serially
  to January 15, 1995. . . . . . . . . . .     -           1
 11 1/2% Secured Note, due serially
  to September 1, 2001 . . . . . . . . . . .  14          15
 7 1/2% Secured Note, due serially
  to November 30, 2002 . . . . . . . . . . .   6           6
 9.45% Secured Notes, due serially
  to November 30, 2003 . . . . . . . . . . .  16          18
 7 3/4% Secured Notes, due serially
  to August 31, 2004 . . . . . . . . . . . .  19          20
 7 7/8% Secured Notes, due serially
  to December 15, 2005 . . . . . . . . . .     8           9
 9% Secured Notes, due serially to
  January 1, 2006. . . . . . . . . . . . . .  12          13
 Other . . . . . . . . . . . . . . . . . . .   8          10

Lechmere
 9.65% Secured Mortgage Notes, due
  October 31, 1996 . . . . . . . . . . . . .  24          24
 Other . . . . . . . . . . . . . . . . . . .   4           5
     Total long-term debt. . . . . . . . . .$423        $228


 The amounts of long-term debt that become due during the fiscal years 1996 through 1999 are as follows: 1996--$34, 1997--$9, 1998--$19, 1999--$10, and 2000--$91.

                       MONTGOMERY WARD HOLDING CORP.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                       (Dollar amounts in millions)

11. Short-Term and Long-Term Debt (continued)

  Montgomery Ward has entered into a Long Term Credit Agreement (Long Term Agreement) dated as of September 15, 1994 with various lenders. The Long Term Agreement, which was extended during 1995 and currently expires September 6, 2000, provides for a revolving facility in the principal amount of $603. As of December 30, 1995, no borrowings were outstanding under the Long Term Agreement. Concurrently, Montgomery Ward also entered into a Short Term Credit Agreement (Short Term Agreement) dated as of September 15, 1994 with various lenders. The Short Term Agreement, which was extended during 1995 and currently expires September 6, 1996, provides for a revolving facility in the principal amount of $297. As of December 30, 1995, $160 was outstanding under the Short Term Agreement.

  Under the Agreements, Montgomery Ward may select among several interest rate options, including a rate negotiated with one or more of the various lenders. The interest rates for the aforementioned bank borrowings are based on market rates and significant increases in market interest rates will increase interest payments required. A commitment fee is payable based upon the unused amount of each facility, although under certain circumstances, an additional fee may be payable to lenders not participating in a negotiated rate loan. The weighted average interest rate paid under the Agreements was 6.25% for 1995.

  During the fourth quarter of 1994, Montgomery Ward entered into interest rate exchange and cap agreements with various banks to offset the market risk associated with an increase in interest rates under both the Long Term Agreement and Short Term Agreement. The aggregate notional principal amounts under the interest rate exchange agreements is $175 in 1995 through 1997 and $75 in 1998 through 1999. Under the terms of the interest rate exchange agreements, Montgomery Ward pays the banks a weighted average fixed rate of 7.4% from 1995 through 1997 and 7.6% from 1998 through 1999 and will receive the one-month daily average London Interbank Offered (LIBO) rate in each case multiplied by the notional principal amount. The average aggregate notional principal amounts under the various cap agreements is $154 in 1995, $158 in 1996 and $113 in 1997. Under the terms of the cap agreements, Montgomery Ward receives payments from the banks when the one-month daily average LIBO rate exceeds the 5.5% cap strike rate in 1995, 6% cap strike rate in 1996 and 7.0% cap strike rate in 1997. Such payments will equal the amount determined by multiplying the notional principal amount by the percentage, if any, by which the

                       MONTGOMERY WARD HOLDING CORP.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                       (Dollar amounts in millions)

11. Short-Term and Long-Term Debt (continued)

one-month daily average LIBO rate exceeds the cap strike rate. The exchange and cap agreements resulted in interest expense of $3 and increased the effective interest rate under the Agreements by .48% in 1995. Montgomery Ward is exposed to credit risk in the event of nonperformance by the other parties to the interest rate exchange and cap agreements; however, Montgomery Ward anticipates full performance by the counterparties. The fair market value of the exchange and cap agreements was $(9) and $0, respectively, at December 30, 1995. Fair value is estimated based upon the amount that Montgomery Ward would receive or pay to terminate the agreements as of the reporting date, utilizing quoted prices for comparable contracts.

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

  On September 29, 1995, Montgomery Ward borrowed $25 under a Term Loan Agreement (Term Loan Agreement) with a bank. The borrowings mature on September 30, 1999. Under the Term Loan Agreement, Montgomery Ward may select several interest rate options which are based on market rates.

  The Agreements, the Term Loan Agreement, the 1993 Note Purchase Agreements and the 1995 Note Purchase Agreement impose various restrictions on Montgomery Ward, including the satisfaction of certain financial tests which include restrictions on payments of dividends. Under the terms of the Agreements and the Term Loan Agreement, which are currently the most restrictive of the financing agreements as to dividends, distributions and redemptions, Montgomery Ward may not pay dividends or make any other distributions to the Company or redeem any Common Stock in excess of (1) $63 on a cumulative basis, plus (2) 50% of Consolidated Net Income of Montgomery Ward (as defined in the Agreements) after January 1, 1994, plus (3) any repayment by the Company of any loan or advance made by Montgomery Ward to the Company which was received after January 1, 1994, plus (4) capital contributions received by Montgomery Ward after January 1, 1994, plus (5) net proceeds received by Montgomery Ward from (a) the issuance of capital stock including treasury stock but excluding Debt-Like Preferred Stock (as defined in the Agreements) or (b) any indebtedness which is converted into shares of capital stock other

                       MONTGOMERY WARD HOLDING CORP.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                       (Dollar amounts in millions)

11. Short-Term and Long-Term Debt (continued)

than Debt-Like Preferred Stock of Montgomery Ward or the Company, after January 1, 1994, plus (6) an adjustment of $45 for 1995 through 1996, $30 in 1997 and $15 in 1998. The MW Senior Preferred Stock discussed in Note 13 constitutes Debt-Like Preferred Stock for purposes of the dividend restrictions under the Agreements. At December 30, 1995, Montgomery Ward could pay dividends and make other distributions to the Company of $108 pursuant to the terms of the Agreements. To date, Montgomery Ward has been in compliance with all such financial tests.

  Montgomery Ward has outstanding Commercial Development Revenue
Bonds, which are adjusted to the market rate of interest at three-year intervals. The rate was adjusted to 4.5% in 1995.

  The Secured Notes of the real estate subsidiaries and the secured Mortgage Notes of Lechmere are secured by mortgage liens and/or assignments of rental agreements whereby the real estate subsidiaries have assigned to trustees certain monies payable under leases with Montgomery Ward. At December 30, 1995, assets with a net book value of approximately $188 represented collateral for certain of these secured notes.

  The market value of the Company's long-term debt of $417 is estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.


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

                       MONTGOMERY WARD HOLDING CORP.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                       (Dollar amounts in millions)

12. Leases

  At December 30, 1995, the minimum lease payments under all noncancelable operating leases with an initial term of more than one year, not including $37 of future sublease rentals, and under capital leases are as follows:
                                             Capital  Operating
                                             Leases   Leases

  1996 . . . . . . . . . . . . . . . . . . . . $13     $  119
  1997 . . . . . . . . . . . . . . . . . . . .  12        110
  1998 . . . . . . . . . . . . . . . . . . . .  11         99
  1999 . . . . . . . . . . . . . . . . . . . .  11         90
  2000 . . . . . . . . . . . . . . . . . . . .  11         84
  Later Years. . . . . . . . . . . . . . . . .  40        799
   Total Minimum Lease Payments. . . . . . . . $98     $1,301

  Less Executory Costs, principally real
   estate taxes to be paid by the lessor . . .  (4)
  Less Imputed Interest. . . . . . . . . . . . (28)

  Present Value of Net Minimum Capital
   Lease Payments Including Portion due
   within one year of $7 . . . . . . . . . . . $66


  Net rent expense charged to earnings was $140 for 1995, $130 for 1994 and $104 for 1993 after deducting rentals from subleases of $9 in 1995, 1994 and 1993. Rent expense includes contingent lease rentals for capital and operating leases of $12 for 1995, $13 for 1994 and $11 for 1993. These contingent lease rentals are generally based on sales revenues.

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

                       MONTGOMERY WARD HOLDING CORP.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
          (Dollar amounts in millions, except per share amounts)


13. Redeemable Preferred Stock

  On April 27, 1994, the Company's Certificate of Incorporation was amended to authorize the issuance of a new series of senior preferred stock (Senior Preferred Stock). On that date, the Company issued all of the 750 shares of Senior Preferred Stock authorized by the Certificate of Incorporation to General Electric Capital Corporation in exchange for $75 in cash. The Company used the proceeds to acquire 750 shares of a new issue of senior preferred stock of Montgomery Ward (Montgomery Ward Preferred) for $75 and Montgomery Ward used the proceeds to reduce short-term borrowings. On December 29, 1995, Montgomery Ward redeemed the Montgomery Ward Preferred held by the Company for $75. The Company used the proceeds to redeem the Senior Preferred Stock held by GE Capital for $75. The source of the funds for these transactions was borrowing under the Agreements. Dividends on the Senior Preferred Stock and Montgomery Ward Preferred had been paid quarterly at an annual rate of $4,850 per share.

  On December 29, 1995, Montgomery Ward issued 1,750 shares of a new series of senior preferred stock (MW Senior Preferred Stock), par value of $1.00 per share, to GE Capital in exchange for $175 in cash. Subsequent to year end, Montgomery Ward used a portion of the proceeds to finance the purchase of the Amoco Motor Club by its wholly-owned subsidiary, Signature. The subscription agreement for the MW Senior Preferred Stock contains an exchange option which gives GE Capital the option to exchange the MW Senior Preferred Stock for senior preferred stock of the Company with identical terms. On January 31, 1996, GE Capital exercised the exchange option.

  Dividends on the MW Senior Preferred Stock are payable quarterly at an annual rate of $7,010 per share. Montgomery Ward is required to redeem the MW Senior Preferred on June 30, 2002, with the option of redeeming all or any portion prior to June 30, 2002.

                       MONTGOMERY WARD HOLDING CORP.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
          (Dollar amounts in millions, except per share amounts)


14. Common Stock

  The Company has the following authorized classes of common stock:

   Class A Common Stock, Series 1; $.01 par value; 25,000,000 shares authorized; 19,018,394 shares issued and outstanding, net of 5,996,819 shares held in treasury.

   Class A Common Stock, Series 2; $.01 par value; 5,412,000 shares authorized; 191,399 shares issued and outstanding, net of 1,674,319 shares held in treasury.

   Class A Common Stock, Series 3; $.01 par value; 2,400,000 shares authorized; no shares issued or outstanding.

   Class B Common Stock; $.01 par value; 25,000,000 shares authorized, issued and outstanding; all owned by GE Capital.

  The Company has repurchased 5,632,147 shares held by certain former officers of the Company, Montgomery Ward and Signature and their permitted transferees by making cash payments and issuing installment notes in the aggregate of approximately $47. As of December 30, 1995, the outstanding balance of these notes was $14. These installment notes bear interest at varying rates, are payable over multi-year periods (generally three to five years) and are secured by shares of Common Stock, the fair market value of which is equal to the outstanding principal amount under each note. The notes are classified as Accrued liabilities and other obligations. Under all of the Agreements, Montgomery Ward expects to be able to advance the Company sufficient funds to allow the Company to make the required installment payments in 1996.

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

                       MONTGOMERY WARD HOLDING CORP.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
          (Dollar amounts in millions, except per share amounts)

14. Common Stock (continued)

  Net income per common share is computed as follows:

                                             52-Week Period Ended
                                               December 30, 1995
                                             Class A     Class B
Earnings available for Common Share-
  holders. . . . . . . . . . . . . . .       $  3          $  4

Weighted average number of common
  and common equivalent shares
  (stock options) outstanding. . . . . 20,824,514    25,000,000

Earnings per share . . . . . . . . . .       $.16          $.14



                                             52-Week Period Ended
                                               December 31, 1994
                                             Class A     Class B
Earnings available for Common Share-
  holders, after deducting preferred
  stock dividend requirements. . . . .        $57          $58

Weighted average number of common
  and common equivalent shares
  (stock options) outstanding. . . . . 21,407,379   25,000,000

Earnings per share . . . . . . . . . .      $2.68        $2.30




                                             52-Week Period Ended
                                               January 1, 1994
                                             Class A     Class B
Earnings available for Common
  Shareholders . . . . . . . . . . . .        $50          $51

Weighted average number of common
  and common equivalent shares
  (stock options) outstanding. . . . . 21,805,203   25,000,000

Earnings per share . . . . . . . . . .      $2.29        $2.04

                       MONTGOMERY WARD HOLDING CORP.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
          (Dollar amounts in millions, except per share amounts)

15. Stock Ownership Plan

         The Montgomery Ward & Co., Incorporated Stock Ownership Plan was adopted effective July 19, 1988. A total of 1,000,000 Class A
Common Stock, Series 1, 5,412,000 shares of Class A Common Stock,
Series 2, and 2,000,000 shares of Class A Common Stock, Series 3, have been reserved for issuance under the plan. Key associates of Montgomery Ward and its subsidiaries are eligible to participate and may receive awards, purchase rights and options. Awards are grants of shares for no consideration. Options for 2,792,088 and 2,926,286 of Class A Common Stock, Series 2 and Series 3 shares were exercisable at December 30, 1995 and December 31, 1994, respectively.

         Following is a summary of activity under the plan.

                                                  Option Price
                                         Options    Range

 Outstanding January 2, 1993 . . . . . 3,596,908  $ 0.20-$18.75
 Granted, 1993 . . . . . . . . . . . . 1,979,105  $18.75-$22.50
 Exercised, 1993 . . . . . . . . . . . (192,864)  $ 0.20-$18.75
 Cancellations, 1993 . . . . . . . . . (520,083)  $ 0.20-$22.50
 Outstanding January 1, 1994 . . . . . 4,863,066  $ 0.20-$22.50
 Granted, 1994 . . . . . . . . . . . . 2,010,236  $12.50-$26.50
 Exercised, 1994 . . . . . . . . . . . (297,415)  $ 0.20-$22.50
 Cancellations, 1994 . . . . . . . . . (890,285)  $ 0.20-$26.50
 Outstanding, December 31, 1994. . . . 5,685,602  $ 0.20-$26.50
 Granted, 1995 . . . . . . . . . . . . . 613,145  $24.50-$26.50
 Exercised, 1995 . . . . . . . . . . . (980,373)  $  .20-$24.50
 Cancellations, 1995 . . . . . . . . . (571,231)  $  .20-$26.50
 Outstanding December 30, 1995 . . . . 4,747,143  $  .20-$26.50


 During 1991, the Board of Directors approved the Directors Plan. The Directors Plan was established to, among other things, allow outside directors to receive all or any portion of the fees for their services as directors of the Company and Montgomery Ward via conversion rights in Series 1 or Series 2 shares. In 1995, 1994 and 1993, 2,476, 2,489 and 3,466 Series 1 shares were issued from treasury as payment for directors fees, respectively.

 In October, 1995, the Financial Accounting Standards Board issued
SFAS No. 123, "Accounting for Stock-Based Compensation". This standard is effective for fiscal years beginning after December 15,

                       MONTGOMERY WARD HOLDING CORP.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                       (Dollar amounts in millions)


15. Stock Ownership Plan (continued)

1995 and therefore will be adopted by Montgomery Ward in 1996. Montgomery Ward's Stock Option Plan is covered by this statement. Under SFAS No. 123, entities may adopt the fair value based method for stock-based compensation plans, or continue to use the accounting method prescribed by APB Option No. 25, "Accounting for Stock Issued to Employees" and provide pro-forma disclosures in the footnotes to the financial statements of net income and earnings per share as if the fair value based method defined in SFAS No.
123 had been applied. Montgomery Ward intends to adopt the disclosure method of this statement.


16. Operating, Selling, General and Administrative Expenses

 Operating, selling, general and administrative expenses include benefits and losses related to direct response marketing operations of $100, $102 and $93 for the periods ended December 30, 1995, December 31, 1994 and January 1, 1994, respectively.

 A provision for severance costs and relocation of certain administrative functions of both Montgomery Ward and Lechmere of $25 is included in Operating, selling, general and administrative expenses at December 30, 1995.


17. Interest Expense, Net of Investment Income

 Net interest expense is as follows:
                                         52-Week
                                       Period Ended
                            Dec. 30,     Dec. 31,     Jan. 1,
                             1995        1994         1994
  Interest on short-term
   borrowings. . . . . . . . $ 47           $19         $ 12
  Interest on long-term
   debt and obligations
   under capital leases. . .   32            30           24
  Miscellaneous interest,
   net . . . . . . . . . . .   15            11            8
  Investment income. . . . .  (3)           (2)          (1)
  Total interest expense,
   net of investment
   income. . . . . . . . . . .$91           $58          $43

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

   On August 8, 1995, Montgomery Ward purchased 1,280,000 unregistered shares of common stock of ValueVision at $6.25 per share, which represents approximately 4.4% of the issued and outstanding shares of common stock of ValueVision International, Inc. (Value Vision). Montgomery Ward accounts for the investment using the cost method. Montgomery Ward also received warrants to purchase an additional 25 million shares of common stock of ValueVision with exercise prices ranging from $6.50 to $17.00 per share, with an average exercise price of $9.16 per share. The warrants were valued at $18 at the time of grant and are included in Other assets at December 30, 1995. The corresponding deferred revenue of $18 was recognized as a liability and included in Accrued liabilities and other obligations. At December 30, 1995, the balance of the deferred revenue is $17. The deferred revenue will be recognized by Montgomery Ward as services are provided by

                       MONTGOMERY WARD HOLDING CORP.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                       (Dollar amounts in millions)

19. Related Party Transactions (continued)

ValueVision in the future. These services are for expenses incurred for advertising by ValueVision, purchasing cable TV time for Montgomery Ward goods and services, use of the Montgomery Ward service mark and use of Montgomery Ward Credit. The warrants vest over time, subject to the vesting termination and acceleration provisions in the agreement.

   In July, 1994, Montgomery Ward became a limited partner in Merchant Partners, Limited Partnership (Merchant Partners). The purpose of this partnership is to invest in new and emerging growth businesses and leveraged buy-outs to achieve a superior rate of return. Montgomery Ward made capital contributions of $4 and $1 in 1995 and 1994, respectively, and accounts for the investment using the equity method. Per the terms of the agreement, additional funding may be required within limitations set forth in the agreement. The cumulative maximum capital contribution is $40. In December, 1995, Merchant Partners made a partnership distribution of $22 to Montgomery Ward. The distribution consisted of $8 of common stock and $14 of warrants of a publicly traded company. After recognition of the portion of the distribution that was recorded as a return of capital of $5 and the partnership's net loss allocation as of December 30, 1995 of $1, a gain of $16 was recognized in the Consolidated Statement of Income.

   Montgomery Ward paid on behalf of those associates and past associates of Montgomery Ward and certain of its subsidiaries who purchased stock in the Company in 1988, the legal fees and related costs and expenses in connection with certain deficiencies in tax assessed by the Internal Revenue Service, and certain Tax Court cases. All assessments were settled in 1994. Montgomery Ward paid approximately $4 in 1993 for services rendered in connection with the aforementioned matters.

                       MONTGOMERY WARD HOLDING CORP.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                       (Dollar amounts in millions)

19. Related Party Transactions (continued)

   The Company offers a line of credit program for certain associates, including directors who are associates and executive officers of the Company (Line of Credit Program). Under the Line of Credit Program, the Company arranged with banks (Program Banks) for lines of credit of up to $10 in the aggregate for all participants in the Line of Credit Program. Any associate who borrows money from the Program Banks under the Line of Credit Program is required to pledge to such Program Banks as collateral a number of shares owned by such associate, the fair market value of which is equal to twice the amount the associate borrows. In the event any associate should default upon his or her repayment obligations, the Company anticipates that it will repurchase that individual's note from the Program Banks, together with the Banks' security interest in the pledged stock, at the face amount of the note plus up to one year's interest. At December 30, 1995, the borrowings outstanding under the Line of Credit Program were $1.

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

                                         52-Week
                                     Period Ended
                          Dec. 30,      Dec. 31,     Jan. 1,
                            1995          1994        1994
  Total Revenues
   Retail Merchandising. . $6,531        $6,564       $5,623
   Direct Response
    Marketing. . . . . . .    554           465          400
     Total . . . . . . . .  7,085        $7,029       $6,023

  Operating Earnings (Losses)
   Retail Merchandising. . $   64        $  208       $  171
   Direct Response
    Marketing. . . . . . .     70            60           54
   Corporate and
    Other (a). . . . . . .  (124)          (89)         (65)
     Total . . . . . . . . $   10        $  179       $  160

  Identifiable Assets
   Retail Merchandising. . $3,504        $3,314       $2,627
   Direct Response
    Marketing. . . . . . .    920           789          753
    Corporate and Other. .    460           434          455
     Total . . . . . . . . $4,884        $4,537       $3,835

  Depreciation and
  Amortization
   Retail Merchandising. . $  118        $  105       $   95
   Direct Response
    Marketing. . . . . . .      1             4            3
     Total . . . . . . . . $  119        $  109       $   98

  Capital Expenditures
   Retail Merchandising. . $  109        $  180       $  139
   Direct Response
    Marketing. . . . . . .     13             4            3
     Total . . . . . . . . $  122        $  184       $  142

  (a)  Includes $25 of severance and relocation costs.  See Note
       16 to the Consolidated Financial Statements.

  Under the laws and regulations applicable to insurance companies, certain subsidiaries of Signature are limited in the amount of dividends they may pay without the approval of the Illinois Insurance Department and are prohibited from making any loans and advances to Montgomery Ward and its affiliates. Under these laws, the restricted subsidiaries, which had aggregate retained earnings of $165, and aggregate total shareholders equity of $224, can pay dividends of $50 during 1996 as determined on a statutory basis, subject to the ability of certain subsidiaries to generate earned surplus. Dividends received by Signature from insurance subsidiaries were $40, $42 and $35 for 1995, 1994 and 1993.

                       MONTGOMERY WARD HOLDING CORP.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                       (Dollar amounts in millions)

21. Parent Company Financial Information

  Following is the MW Holding balance sheet as of December 30, 1995 and December 31, 1994 and the statements of income and cash flows for the 52-week periods ended December 30, 1995, December 31, 1994 and January 1, 1994.

                       MONTGOMERY WARD HOLDING CORP.
                               BALANCE SHEET

                                  ASSETS
                                       December 30, December 31,
                                           1995         1994

 Federal Income Taxes Receivable . . . . . .$  4        $  4
 Investment in Montgomery Ward . . . . . . . 782         766
 Redeemable Preferred Stock of
  Montgomery Ward. . . . . . . . . . . . . .   -          75
 Other assets. . . . . . . . . . . . . . . .   1           -
  Total Assets . . . . . . . . . . . . . . .$787        $845


                   LIABILITIES AND SHAREHOLDERS' EQUITY

 Accounts Payable to Montgomery Ward . . . .$ 73        $ 57
 Accrued Liabilities . . . . . . . . . . . .  14          26
  Total Liabilities. . . . . . . . . . . . .  87          83

 Redeemable Preferred Stock. . . . . . . . .   -          75

 Common Stock. . . . . . . . . . . . . . . .   1           -
 Capital in excess of par value. . . . . . .  45          23
 Retained Earnings . . . . . . . . . . . . . 758         751
 Unrealized gain on marketable equity
  securities . . . . . . . . . . . . . . . .  10           2
 Less:  Treasury stock, at cost. . . . . . (114)        (89)
  Total Shareholders' Equity . . . . . . .   700         687
 Total Liabilities and
  Shareholders' Equity . . . . . . . . . . .$787        $845


                            STATEMENT OF INCOME

                                         52-Week
                                     Period Ended
                          Dec. 30,      Dec. 31,    Jan. 1,
                            1995          1994          1994

 Miscellaneous Costs . . . .$(1)           $(2)         $(1)
  Total Costs and
   Expenses. . . . . . . . . (1)            (2)          (1)
 Tax Benefits. . . . . . . .   -              -            -

 Net Loss Before
  Earnings of
  Montgomery Ward. . . . . . (1)            (2)          (1)
 Equity in Net Income
  of Montgomery Ward . . . .  12            119          102
 Net Income. . . . . . . . .  11            117          101
 Preferred Stock Dividend
  Requirements . . . . . . .   4              2           -

 Net Income Available
  for Common
  Shareholders . . . . . . .$  7           $115         $101

                       MONTGOMERY WARD HOLDING CORP.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                       (Dollar amounts in millions)

21. Parent Company Financial Information (continued)

                          STATEMENT OF CASH FLOWS

                          December 30,  December 31,   January 1,
                              1995         1994            1994

 Net Income. . . . . . . . . .$ 11            $117          $101
 Adjustments to reconcile
  net income to net cash
  provided:
   Change in undis-
     tributed earnings
     of subsidiary . . . . .   (8)            (96)          (79)
   Compensation expense
     on stock option grants/
     repurchases . . . . . . .   4               1             -
   Decrease (increase) in:
     Other assets. . . . . . . (1)               -             1
   Increase (decrease) in:
     Accounts payable to
      Montgomery Ward. . . .    16              22            12
     Accrued liabilities . . .(13)            (15)           (4)

 Net cash provided
  before financing
  activities . . . . . . . . .   9              29            31

 Cash flows from financing
  activities:
   Proceeds from issuance
     of common stock . . . .    18               3             1
   Proceeds from redemption
     of Montgomery Ward
     preferred stock . . . . .  75               -             -
   Proceeds from issuance
     of preferred stock. . . .   -              75             -
   Purchase of Montgomery
     Ward preferred
    stock. . . . . . . . . . .   -            (75)             -
   Cash dividends paid . . .   (4)            (24)          (23)
   Payments to redeem
     preferred stock . . . . .(75)               -             -
   Purchase of treasury
     stock, at cost. . . . . .(23)             (9)          (11)
   Tax benefit of stock
     options exercised
     and other stock
     exchanges . . . . . . . .   -               1             2

 Net cash used for
  financing activities . . . . (9)            (29)          (31)

 Cash at end of period . . . .$  -           $   -          $  -

 Non-cash investing
  activities:
   Change in unrealized
   gain on investments . . .  $  8           $ (1)          $  -

 Non-cash financing
  activities:
   Notes issued for
   purchase of
   treasury stock. . . . . . .$  2           $   7          $ 16

                       MONTGOMERY WARD HOLDING CORP.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
          (Dollar amounts in millions, except per share amounts)

22. Quarterly Financial Data (unaudited)

 The quarterly operations of MW Holding are summarized as follows:

                                         Quarter
                         First Second  Third Fourth   Year
52-Week Period Ended
December 30, 1995
  Net sales. . . . . . .$1,357  $1,521   $1,561  $2,092  $6,531
  Cost of goods sold . . 1,075   1,211    1,240   1,652   5,178
  Net (Loss) Income. . .   (4)      11        3       1      11
  Net (Loss) Income
   per Class A
   Common Share. . . . . (.12)     .25      .05       -     .16
  Net (Loss) Income
   per Class B
   Common Share. . . . . (.10)     .20      .04       -     .14

52-Week Period Ended
December 31, 1994
  Net sales. . . . . . .$1,215  $1,519   $1,571  $2,259  $6,564
  Cost of goods sold . .   931   1,184    1,235   1,743   5,093
  Net Income . . . . . .    10      28       15      64     117
  Net Income per Class A
   Common Share. . . .     .23     .62      .33    1.51    2.68
  Net Income per Class B
   Common Share. . . . .   .20     .53      .29    1.28    2.30


23. Subsequent Event

   Subsequent to year end, Signature acquired all of the outstanding capital stock of Amoco Enterprises, Inc., operator of the Amoco
Motor Club and a wholly-owned subsidiary of Amoco Oil Holding
Company. See Note 13 to the Consolidated Financial Statements concerning financing of the acquisition.

Item  9. Disagreements on Accounting and Financial Disclosure.

         None.

                                 PART III


Item 10. Directors and Executive Officers of the Company

         Information as to executive officers required by this item is included under the caption "Executive Officers of the Registrant" beginning on page 16. Information as to directors required by this item is incorporated herein by reference, pursuant to General Instruction G(3) to Form 10-K, from the Registrant's definitive proxy statement, for the annual meeting of shareholders to be held on May 31, 1996, to be filed within 120 days of the end of the Registrant's fiscal year.

Item 11. Executive Compensation

         Incorporated herein by reference, pursuant to General Instruction G(3) to Form 10-K, from the Registrant's definitive proxy statement, for the annual meeting of shareholders to be held on May
31, 1996, to be filed within 120 days of the end of the Registrant's fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and
         Management.

         Incorporated herein by reference, pursuant to General Instruction G(3) to Form 10-K, from the Registrant's definitive proxy statement, for the annual meeting of shareholders to be held on May
31, 1996, to be filed within 120 days of the end of the Registrant's fiscal year.

Item 13. Certain Relationships and Related Transactions

         Incorporated herein by reference, pursuant to General Instruction G(3) to Form 10-K, from the Registrant's definitive proxy statement, for the annual meeting of shareholders to be held on May
31, 1996, to be filed within 120 days of the end of the Registrant's fiscal year.

Item 14. Exhibits, Financial Statement Schedules, and Reports on
         Form 8-K's.

  (a)  1. Financial Statements.
                                                            Page

   Report of Independent Public Accountants. . . . . . . . .29
    Consolidated Balance Sheet at December 30, 1995
     and December 31, 1994 . . . . . . . . . . . . . . . . .31
    For the 52-Week Periods Ended December 30, 1995,
     December 31, 1994 and January 1, 1994
     Consolidated Statement of Income. . . . . . . . . . . .30
       Consolidated Statement of Shareholders' Equity. . . .32
       Consolidated Statement of Cash Flows. . . . . . . . .35
   Notes to Consolidated Financial Statements. . . . . . . .37


       2. Financial Statement Schedules.

   Schedules have been omitted because they are not applicable, not required, not material, or the required information is given in the financial statements or notes thereto or combined with the information presented in other schedules or exhibits.

Item 14. Exhibits, Financial Statement Schedules, and Reports on
         Form 8-K. (Continued)

   3.  Exhibits

2.(i)(A)      Agreement and Plan of Merger dated March 17, 1994
              by and among Montgomery Ward & Co., Incorporated,
              MW Merger Corp., LMR Acquisition Corporation,
              Lechmere, Inc. and stockholders of LMR Acquisition
              Corporation executing counterparts of this
              agreement, incorporated by reference to Exhibit
              2.(i)(A) of the Company's Annual Report on Form 10-
              K for the fiscal year ended January 1, 1994.
2.(i)(A)(1)   First Amendment to Agreement and Plan of Merger
              dated June 15, 1994, by and among Montgomery Ward
              & Co., Incorporated, LMR Acquisition Corporation, and the Stockholders' Committee, incorporated by reference to Exhibit 2.(i)(A)(1) of the Company's
              Quarterly Report on Form 10-Q for the fiscal quarterly period ended July 2, 1994.
2.(ii)        Agreement  of  Purchase  and  Sale  of  Stock
              dated February 24, 1994 among Signature Financial/
               Marketing, Inc., Greater California Dental Services Plan, Inc. and National Dental Services, Inc., incorporated by reference to Exhibit 2.(i)(A) of the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 1994.
3.1           Third Restated Certificate of Incorporation of
              Registrant, filed June 28, 1994, incorporated by reference to Exhibit 3.2(ii) of the Company's
              Registration Statement on Form S-1 (Registration
              No. 33-33252).
3.1(i)        Certificate of Amendment to Certificate of
              Incorporation of Montgomery Ward Holding Corp.
              dated October 25, 1994, incorporated by reference to Exhibit 3.2(iv) of the Company's Quarterly
              Report on Form 10-Q for the fiscal quarterly period ended October 1, 1994.
3.3           Amended and Restated By-laws of Registrant, dated
              as of December 29, 1994.
9.            Voting Trust Agreement dated as of June 21, 1988,
              incorporated by reference to Exhibit 3(a) of the Company's Registration Statement on Form S-1
              (Registration No. 33-23403).

Item 14. Exhibits, Financial Statement Schedules, and Reports on
         Form 8-K. (Continued)

   3.  Exhibits (continued)

9.(i)              Voting Trust Agreement dated as of October 21,
                   1994, incorporated by reference to Exhibit
                   9.(i) of the Company's Quarterly Report on Form
                   10-Q for the fiscal quarterly period ended
                   October 1, 1994.
10.(i)(A)(1)      Stockholders' Agreement dated as of June 17,
                  1988, as amended and restated as of December
                  29, 1994, incorporated by reference to Exhibit
                  4.(e) to the Company's Registration Statement
                  on Form S-8 (Registration No. 33-57075).
10.(i)(A)(3)      Montgomery Ward & Co., Incorporated Stock
                  Ownership Plan Terms and Conditions, as amended
                  and restated, as of December 29, 1994,
                  incorporated by reference to Exhibit 4.(f) of
                  the Company's Registration Statement on Form
                  S-1 (Registration No. 33-57075).
10.(i)(B)          Stock Purchase Agreement dated March 6, 1988
                   between Mobil Corporation, Marcor Inc. and BFB
                   Acquisition Corp. incorporated by reference to
                   Exhibit 10.(i)(B) of the Company's Registration
                   Statement on Form S-1 (Registration No.
                   33-23403).
10.(i)(C)          Subscription Agreement dated as of December 29,
                   1995 between General Electric Capital
                   Corporation, Montgomery Ward & Co., Montgomery
                   Ward Holding Corp., and Bernard F. Brennan.
10.(i)(F)          Note Purchase Agreements dated March 1, 1993
                   between Montgomery Ward & Co., Incorporated and various lenders, incorporated by reference to
                   Exhibit 10.(i)(F) of the Company's Annual
                   Report on Form 10-K for the fiscal year ended
                   January 2, 1993.

Item 14. Exhibits, Financial Statement Schedules, and Reports on
         Form 8-K. (Continued)

   3.  Exhibits (continued)

10.(i)(F)(1)  Amendment dated June 30, 1995 to Note Purchase
              Agreements dated March 1, 1993 between Montgomery Ward & Co., Incorporated and various lenders, incorporated by reference to Exhibit 10.(i)(F)(1)
              of the Company's Quarterly Report on Form 10-Q for the fiscal quarterly period ended July 1, 1995.
10.(i)(H)      Long Term Credit Agreement dated as of September
               15, 1994 among Montgomery Ward & Co., Incorporated,
               various banks, The First National Bank of Chicago,
               as Documentary Agent, The Bank of Nova Scotia, as
               Administrative Agent, The Bank of New York, as
               Negotiated Loan Agent and Bank of America National
               Trust and Savings Association, as Advisory Agent,
               incorporated by reference to Exhibit 10.(i)(G) of
               the Company's Quarterly Report on Form 10-Q for the
               fiscal quarterly period ended October 1, 1994.
10.(i)(H)(1)  Amended Schedule 1 to the Long Term Credit
              Agreement dated as of September 15, 1994 among Montgomery Ward & Co., Incorporated, various banks, The First National Bank of Chicago, as Documentary Agent, The Bank of Nova Scotia, as Administrative Agent, The Bank of New York, as Negotiated Loan Agent and Bank of America National Trust and
              Savings Association, as Advisory Agent incorporated by reference to Exhibit 10.(i)(H)(1) of the Company's Quarterly Report on Form 10-Q, for the fiscal quarterly period ended September 30, 1995.
10.(i)(I)      Short Term Credit Agreement dated as of September
               15, 1994 among Montgomery Ward & Co., Incorporated, various banks, The First National Bank of Chicago, as Documentary Agent, The Bank of Nova Scotia, as
               Administrative Agent, The Bank of New York, as
               Negotiated Loan Agent and Bank of America National
               Trust and Savings Association, as Advisory Agent, incorporated by reference to Exhibit 10.(i)(H) of the Company's Quarterly Report on Form 10-Q for the fiscal quarterly period ended October 1, 1994.

Item 14. Exhibits, Financial Statement Schedules, and Reports on
         Form 8-K. (Continued)

   3.  Exhibits (continued)

10.(i)(I)(1)  Amended Schedule 1 to the Short Term Credit
              Agreement dated as of September 15, 1994 among Montgomery Ward & Co., Incorporated, various banks, The First National Bank of Chicago, as Documentary Agent, The Bank of Nova Scotia, as Administrative Agent, the Bank of New York, as Negotiated Loan Agent and Bank of America National Trust and
              Savings Association, as Advisory Agent,
              incorporated by reference to Exhibit 10.(i)(I)(1)
              of the Company's Quarterly Report on Form 10-Q for the fiscal quarterly period ended September 30, 1995.
10.(i)(J)      Note Purchase Agreement dated July 11, 1995 between
               Montgomery Ward & Co., Incorporated and various
               lenders, incorporated by reference to Exhibit
               10.(i)(J) on the Company's Quarterly Report on Form
               10-Q for the fiscal quarterly period ended July 1,
               1995.
10.(i)(K)      Term Loan Agreement dated as of September 29, 1995
               between Montgomery Ward & Co., Incorporated and The
               Industrial Bank of Japan, Limited, Chicago Branch,
               Incorporated by reference to Exhibit 10.(i)(K) of
               the Company's Quarterly Report on Form 10-Q for the
               fiscal quarterly period ended September 30, 1995.
10.(ii)(A)     Stock Purchase Agreement dated June 22, 1988
               between General Electric Capital Corporation and
               Montgomery Ward & Co., Incorporated, incorporated
               by reference to Exhibit 10.(ii)(A) of the Company's
               Registration Statement on Form S-1 (Registration
               No. 33-23403).
10.(ii)(B)     Account Purchase Agreement dated June 24, 1988 by
               and between Montgomery Ward Credit Corporation and
               Montgomery Ward & Co., Incorporated, incorporated by reference to Exhibit 10.(ii)(B) of the Company's
               Registration Statement on Form S-1 (Registration
               No. 33-23403).
10.(ii)(B)(1) Letter Agreement dated April 21, 1989, by and
              between Montgomery Ward Credit Corporation and Montgomery Ward & Co., Incorporated (amending the Account Purchase Agreement which is Exhibit 10.(ii)(B) hereto), incorporated by reference to
              Exhibit 10.(ii)(B)(1) of the Company's Registration Statement on Form S-1 (Registration No. 33-33252).

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

Item 14. Exhibits, Financial Statement Schedules, and Reports on
         Form 8-K. (Continued)

   3.  Exhibits (continued)

10.(ii)(G)(1) Letter Agreement dated April 29, 1993, by and
              between Montgomery Ward Credit Corporation and Montgomery Ward & Co., Incorporated, incorporated by reference to Exhibit 10.(ii)(H) of the Company's Quarterly Report on Form 10-Q for the fiscal quarterly period ended April 3, 1993.
10.(ii)(G)(2) Letter Agreement dated September 15, 1993, by and between Montgomery Ward Credit Corporation and Montgomery Ward & Co., Incorporated, incorporated by reference to Exhibit 10.(ii)(G)(2) of the
              Company's Annual Report on Form 10-K for the fiscal year ended January 1, 1994.
10.(ii)(H)     Ninth Amendment to Account Purchase Agreement dated
               February 16, 1994 by and between Montgomery Ward &
               Co., Incorporated and Montgomery Ward Credit
               Corporation, incorporated by reference to Exhibit
               10.(ii)(H) of the Company's Annual Report on form
               10-K for the fiscal year ended January 1, 1994.
10.(ii)(I)     Tenth Amendment to Account Purchase Agreement dated
               June 16, 1994, by and between Montgomery Ward
               Credit Corporation and Montgomery Ward & Co.,
               Incorporated, incorporated by reference to Exhibit
               10.(ii)(B)(11) of the Company's Registration
               Statement on Form S-1 (No. 33-33252).
10.(ii)(J)     Second Amendment dated June 16, 1994 to Signature
               Credit Agreement by and among Signature
               Financial/Marketing, Inc., Montgomery Ward & Co.,
               Incorporated and Montgomery Ward Credit
               Corporation, incorporated by reference to Exhibit
               10.(ii)(C)(2) of the Company's Registration
               Statement on Form S-1 (No. 33-33252).
10.(ii)(K)     Eleventh Amendment to the Account Purchase
               Agreement dated January 1, 1994, by and between
               Montgomery Ward Credit Corporation and Montgomery
               Ward & Co., Incorporated, incorporated by reference
               to the Company's Annual Report on Form 10-K for the
               fiscal year ended December 31, 1994.
10.(iv)(A)     Montgomery Ward & Co., Incorporated Stock Ownership
               Plan, amended and restated as of May 20, 1994, incorporated by reference to Exhibit
               10.(iv)(A)(ii)(A) of the Company's Registration
               Statement on Form S-1 (No. 33-33252).
10.(iv)(A)(1) Amendment No. 1 to the Amended and Restated
              Montgomery Ward & Co. Stock Ownership Plan dated October 20, 1994, incorporated by reference to
              Exhibit 10.(iv)(A)(iii) of the Company's Quarterly Report on Form 10-Q for the fiscal quarterly period ended October 1, 1994.

Item 14. Exhibits, Financial Statement Schedules, and Reports on
         Form 8-K. (Continued)

   3.  Exhibits (continued)

10.(iv)(B)     Montgomery Ward & Co., Incorporated Long Term
               Incentive Plan, incorporated by reference to
               Exhibit 10.(iv)(B) of the Company's Registration
               Statement on Form S-1 (Registration No. 33-23403).
10.(iv)(B)(i) Montgomery Ward & Co., Incorporated Executive Long-
              Term Incentive Plan, incorporated by reference to
              Exhibit 10.(iv)(B)(1) of the Company's Registration Statement on Form S-1 (No. 33-33252).
10.(iv)(C)     Montgomery Ward & Co., Incorporated Performance
               Management Program, incorporated by reference to
               Exhibit 10.(iv)(C) of the Company's Registration
               Statement on Form S-1 (Registration No. 33-23403).
10.(iv)(C)(i) Montgomery Ward & Co., Incorporated Senior
              Executive Performance Management Program,
              incorporated by reference to Exhibit 10.(iv)(C)(i) of the Company's Registration Statement on Form S-1 (No. 33-33252).
10.(iv)(D)     Montgomery Ward & Co., Incorporated Retirement
               Security Plan (as amended and restated effective as
               of January 1, 1994), incorporated by reference to
               the Company's Annual Report on Form 10-K for the
               fiscal year ended December 31, 1994.
10.(iv)(E)     Montgomery Ward & Co., Incorporated Supplemental
               Retirement Plan, incorporated by reference to
               Exhibit 10.(iv)(E) of the Company's Registration
               Statement on Form S-1 (Registration No. 33-23403).
10.(iv)(F)     Montgomery Ward Holding Corp. Directors Fee and
               Stock Ownership Plan, incorporated by reference to
               Exhibit 10.(iv)(F) of the Company's Registration
               Statement on Form S-1 (Registration No. 33-41161).
10.(iv)(G)     Montgomery Ward Holding Corp. Senior Officer
               Severance Plan, incorporated by reference to
               Exhibit 10.(iv)(G) of the Company's Annual Report
               on Form 10-K for the fiscal year ended January 2,
               1993.
10.(iv)(H)     Montgomery Ward & Co., Incorporated Savings and
               Profit Sharing Plan (as amended and restated as of
               January 1, 1994), incorporated by reference to the
               Company's Annual Report on Form 10-K for the fiscal
               year ended December 31, 1994.
10.(iv)(I)     Montgomery Ward & Co., Incorporated Success Plan,
               incorporated by reference to Exhibit 10.(iv)(I) of the Company's Registration Statement on Form S-1
               (No. 33-33252).
10.(vi) Employment Agreement effective January 14, 1994 between Montgomery Ward & Co., Incorporated and Bernard W. Andrews, incorporated by reference to
              Exhibit 10.(vi) of the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 1994.

Item 14. Exhibits, Financial Statement Schedules, and Reports on
         Form 8-K. (Continued)

   3.  Exhibits (continued)

10.(vii) Agreement effective October 21, 1991 between Montgomery Ward & Co., Incorporated and Fingerhut Companies, Inc., incorporated by reference to
              Exhibit 10.(vii) of the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1991.
10.(viii)      Line of Credit Agreement effective November 19,
               1991 between Montgomery Ward & Co., Incorporated and The Northern Trust Company and The First
               National Bank of Chicago, incorporated by reference to Exhibit 10.(viii) of the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1991.
10.(ix) Employment Agreement effective December 31, 1993 between Montgomery Ward & Co., Incorporated and Robert F. Connolly, incorporated by reference to
              Exhibit 10.(ix) of the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 1994.
10.(xi) Employment Agreement dated March 1, 1994 between Montgomery Ward & Co., Incorporated and Richard Bergel, incorporated by reference to Exhibit 10.(xi)(A) of the Company's Registration Statement on Form S-1 (No. 33-33252).
10.(xii) Employment Agreement effective April 12, 1994 between Montgomery Ward & Co., Incorporated, and G. Joseph Reddington, incorporated by reference to
              Exhibit 10.(xii) of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.
11. Statement regarding computation of per share earnings.
12.           Not applicable.
13.           Not applicable.
16.           Not applicable.
18.           Not applicable.
19.           Not applicable.
21. Subsidiaries of the Registrant, incorporated by reference to Exhibit 21 of the Company's Registration Statement on Form S-1 (Registration
              No. 33-33252).
22.           Not applicable.
23.           Consent of independent public accountants.
24. Powers of attorney executed by directors and officers authorizing execution of Annual Report on Form 10-K.
27.           Financial data schedule.
28.           Not applicable.

Item 14. Exhibits, Financial Statement Schedules, and Reports on
         Form 8-K. (Continued)

   3.  Exhibits (continued)


(b) Reports on Form 8-K.

     On September 13, 1995, the Registrant filed a Form 8-K to communicate its intention to acquire Levitz Furniture Incorporated. The press release issued jointly by Montgomery Ward & Co., Incorporated and Levitz Furniture Incorporated on September 5, 1995 was included as an exhibit thereto.

     On October 18, 1995, the Registrant filed a Form 8-K to communicate the termination of discussions regarding its proposed purchase of Levitz Furniture Incorporated. The press release issued jointly by Montgomery Ward & Co., Incorporated and Levitz Furniture Incorporated on October 16, 1995 was included as an exhibit thereto.

     On November 13, 1995, the Registrant filed a Form 8-K to communicate the intent of Signature Financial/Marketing, Inc., a wholly-owned subsidiary of Montgomery Ward & Co., Incorporated, which is, in turn, a wholly-owned subsidiary of Montgomery Ward Holding Corp., to acquire Amoco Enterprises, Inc., operator of the Amoco Motor Club. Amoco Enterprises, Inc. is a wholly-owned subsidiary of Amoco Oil Holding Company.

                                SIGNATURES


 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant, Montgomery Ward
Holding Corp., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGISTRANT              MONTGOMERY WARD HOLDING CORP.


BY                 JOHN L. WORKMAN
NAME AND TITLE     John L. Workman, Executive Vice President,
                   Chief Financial Officer and Assistant Secretary
DATE               March 29, 1996

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


BY                 SPENCER H. HEINE
NAME AND TITLE     Bernard F. Brennan*, Director, Chairman of the
                   Board and Principal Executive Officer
DATE               March 29, 1996


BY                 SPENCER H. HEINE
NAME AND TITLE     Spencer H. Heine, Executive Vice President,
                   Secretary, General Counsel and Director
DATE               March 29, 1996


BY                 SPENCER H. HEINE
NAME AND TITLE     G. Joseph Reddington*, Director
DATE               March 29, 1996


BY                 JOHN L. WORKMAN
NAME AND TITLE     John L. Workman, Executive Vice President,
                   Chief Financial Officer and Assistant Secretary
DATE               March 29, 1996


BY                 SPENCER H. HEINE
NAME AND TITLE     Myron Lieberman*, Director
DATE               March 29, 1996

                                SIGNATURES



BY                 SPENCER H. HEINE
NAME AND TITLE     Silas S. Cathcart*, Director
DATE               March 29, 1996


BY                 SPENCER H. HEINE
NAME AND TITLE     Denis J. Nayden*, Director
DATE               March 29, 1996


BY                 SPENCER H. HEINE
NAME AND TITLE     James A. Parke*, Director
DATE               March 29, 1996


BY                 SPENCER H. HEINE
NAME AND TITLE     Daniel W. Porter*, Director
DATE               March 29, 1996






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

                               EXHIBIT INDEX


EXHIBIT                                     SUBMISSION MEDIA
-------------                            ----------------------

3.3           Amended and Restated
              By-laws of Registrant,
              dated as of December
              29, 1994.


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

10.(i)(A)(1)  Stockholders' Agreement  Incorporated by
              dated June 17, 1988,     reference to Exhibit
              as amended and           4.(e) to the Company's
              restated as of           Registration
              December 29, 1994.       Statement on Form S-8
                                       (Registration No.
                                       33-57075).

10.(i)(A)(3)  Montgomery Ward          Incorporated by
              & Co., Incorporated      reference to Exhibit
              Stock Ownership          4.(f) of the Company's
              Plan Terms and           Registration
              Conditions, as           Statement on Form S-8
              amended and              (Registration No.
              restated, as of          33-57075).
              December 29, 1994.

                               EXHIBIT INDEX


EXHIBIT                                          SUBMISSION MEDIA
-------------                               ----------------------

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
                  Corp.

10.(i)(C)         Subscription
                  Agreement dated
                  as of December 29,
                  1995 between
                  General Electric
                  Capital Corporation,
                  Montgomery Ward &
                  Co., Incorporated,
                  Montgomery Ward
                  Holding Corp., and
                  Bernard F. Brennan.

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

10.(i)(F)(1)      Amendment dated      Incorporated by
                  June 30, 1995 to     reference to Exhibit
                  Note Purchase        10.(i)(F)(1) of the
                  Agreements dated     Company's Quarterly
                  March 1, 1993        Report on Form 10-Q
                  between Montgomery   for the fiscal quar-
                  Ward & Co., Incor-   terly period ended
                  porated and various  July 1, 1995.
                  lenders.

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

10.(i)(H)(1)  Amended Schedule 1 to    Incorporated by
              the Long Term Credit     reference to Exhibit
              Agreement dated as of    10.(i)(H)(1) of the
              September 15, 1994       Company's Quarterly
              among Montgomery Ward    Report on Form 10-Q,
              & Co., Incorporated,     for the fiscal quar-
              various banks, The       terly period ended
              First National Bank      September 30, 1995.
              of Chicago, as Docu
              mentary Agent, The
              Bank of Nova Scotia,
              as Administrative
              Agent, The Bank of
              New York, as Negotiated
              Loan Agent and Bank of
              America National Trust
              and Savings Association,
              as Advisory Agent.

                               EXHIBIT INDEX


EXHIBIT                                 SUBMISSION MEDIA
-------------                        ----------------------

10.(i)(I)     Short Term Credit        Incorporated by
              Agreement dated as of    reference to Exhibit
              September 15, 1994       10.(i)(H) of the
              among Montgomery Ward    Company's Quarterly
              & Co., Incorporated,     Report on Form 10-Q
              various banks, The       for the fiscal quarterly
              First National Bank      period ended October 1,
              of Chicago, as Docu-     1994.
              mentary Agent, The Bank
              of Nova Scotia, as
              Administrative Agent,
              The Bank of New York,
              as Negotiated Loan
              Agent and Bank of
              America National Trust
              and Savings Association,
              as Advisory Agent.

10.(i)(I)(1)  Amended Schedule 1 to    Incorporated by
              the Short Term Credit    reference to Exhibit
              Agreement dated as of    10.(i)(I)(1) of the
              September 15, 1994       Company's Quarterly
              among Montgomery Ward    Report on Form 10-Q
              & Co., Incorporated,     for the fiscal
              various banks, The       quarterly period
              First National Bank      ended September 30,
              of Chicago, as Docu-     1995.
              mentary Agent, The
              Bank of Nova Scotia,
              as Administrative
              Agent, the Bank of
              New York, as Negotiated
              Loan Agent and Bank of
              America National Trust
              and Savings Association,
              as Advisory Agent.

10.(i)(J)     Note Purchase Agree-     Incorporated by
              ment dated July 11,      reference to Exhibit
              1995 between Montgomery  10.(i)(J) on the
              Ward & Co., Incorporated Company's Quarterly
              and various lenders.     Report on Form 10-Q
                                       for the fiscal
                                       quarterly period
                                       ended July 1, 1995.

                               EXHIBIT INDEX


EXHIBIT                                 SUBMISSION MEDIA
-------------                          ----------------------

10.(i)(K)     Term Loan Agreement      Incorporated by
              dated as of September    reference to Exhibit
              29, 1995 between         10.(i)(K) of the
              Montgomery Ward & Co.,   Company's Quarterly
              Incorporated and The     Report on Form 10-Q
              Industrial Bank of       for the fiscal quar-
              Japan, Limited,          terly period ended
              Chicago Branch.          September 30, 1995.

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
              Ward & Co., Incor-       33-33252).
              porated (amending
              the Account Purchase
              Agreement which is
              Exhibit 10.(ii)(B)
              hereto).

                               EXHIBIT INDEX

EXHIBIT                                SUBMISSION MEDIA
-------------                          ----------------------

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
              Corporation.

                               EXHIBIT INDEX


EXHIBIT                                 SUBMISSION MEDIA
-------------                          ----------------------

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

                               EXHIBIT INDEX


EXHIBIT                              SUBMISSION MEDIA
------------                         ----------------------

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

10.(ii)(K)    Eleventh Amendment to    Incorporated by
              the Account Purchase     reference to
              Agreement dated          the Company's
              January 1, 1994, by      Annual Report on
              and between Montgomery   Form 10-K for the
              Ward Credit Corporation  fiscal year ended
              and Montgomery Ward &    December 31, 1994.
              Co., Incorporated.

10.(iv)(A)    Montgomery Ward          Incorporated by
              & Co., Incorporated      reference to Exhibit
              Stock Ownership          10.(iv)(A)(ii)(A) of
              Plan, amended and        the Company's
              restated as of           Registration Statement
              May 20, 1994.            on Form S-1 (No. 33-33252).

                               EXHIBIT INDEX


EXHIBIT                                 SUBMISSION MEDIA
-------------                          ----------------------

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
                                       33-33252).

                               EXHIBIT INDEX


EXHIBIT                                SUBMISSION MEDIA
-------------                         ----------------------

10.(iv)(D)    Montgomery Ward          Incorporated by
              & Co., Incorporated      reference to the
              Retirement Security      Company's Annual Report
              Plan (as amended         on Form 10-K for the
              and restated             fiscal year ended
              effective as of          December 31, 1994.
              January 1, 1994).

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

10.(iv)(H)    Montgomery Ward & Co.,   Incorporated by
              Incorporated Savings     reference to the
              and Profit Sharing       Company's Annual Report
              Plan (as amended and     on Form 10-K for the
              restated as of January   fiscal year ended
              1, 1994).                December 31, 1994.

10.(iv)(I)    Montgomery Ward & Co.,   Incorporated by reference
              Incorporated Success     to Exhibit 10.(iv)(I) of
              Plan.                    the Company's Registration
                                       Statement on Form S-1
                                       (No. 33-33252).

                               EXHIBIT INDEX
EXHIBIT                                SUBMISSION MEDIA
-------------                          ----------------------

10.(vi)       Employment Agreement     Incorporated by
              effective January        reference to Exhibit
              14, 1994 between         10.(vi) of the Company's
              Montgomery Ward          Annual Report on Form
              & Co., Incorporated      10-K for the fiscal
              and Bernard W.           year ended January 1,
              Andrews.                 1994.

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

10.(xii)      Employment Agreement     Incororated by
              effective April 12, 1994 reference to the Company's
              between Montgomery Ward  Annual Report on Form 10-K
              & Co., Incorporated, and for the fiscal year ended
              G. Joseph Reddington.    December 31, 1994.

                               EXHIBIT INDEX


EXHIBIT                                   SUBMISSION MEDIA
-------------                          ----------------------

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