Form 10-K/A
period 1995-12-30
MONTGOMERY WARD HOLDING CORP
filed 1996-04-29
CIK 836974

- -------------------------------------------------------------------

                    SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549-1004

                                FORM 10-K/A

                           Amendment No. 1 to
              Annual Report Pursuant to Section 13 or 15(d)
          of the Securities Exchange Act of 1934 (Fee Required)

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

   At April 22, 1996, there were 18,708,169 shares of Class A
Common Stock and 25,000,000 shares of Class B Common Stock of the
Registrant outstanding.
- -------------------------------------------------------------------

                                 PART III

Item 10.  Directors and Executive Officers of the Registrant

     Item 10 is hereby amended in its entirety to read as follows:

     Information as to executive officers required by this item is included under the caption "Executive Officers of the Registrant" beginning on page 15 of the Company's Annual Report on Form 10-K. Information as to directors required by this item is as follows (information with respect to ages of the directors is as of April 1, 1996):

     Bernard F. Brennan, age 57, has been Chief Executive Officer and a director of the Company since February 9, 1988, has been Chairman since June 17, 1988, and was President from February 9, 1988 through September 10, 1992. Mr. Brennan has been Chief Executive Officer and a director of Montgomery Ward & Co., Incorporated, a wholly-owned subsidiary of the Company, ("Montgomery Ward"), since May 13, 1985, and became Chairman of Montgomery Ward on June 24, 1988. He served as President of Montgomery Ward from May 13, 1985 through September 10, 1992. Mr. Brennan has been a director of Itel Corporation since 1988.

     Spencer H. Heine, age 53, has been an Executive Vice President, Secretary and General Counsel of the Company since September 30, 1991 and a director since May 15, 1992. Prior thereto, he was Senior Vice President, Secretary and General Counsel of the Company from June 17, 1988 through September 29, 1991. Mr. Heine has been Executive Vice President, Secretary and General Counsel of Montgomery Ward and President--Montgomery Ward Properties since April 12, 1994. Prior thereto, Mr. Heine served as Executive Vice President, Legal and Financial Services of Montgomery Ward from September 30, 1991 to April 11, 1994. He served as Senior Vice President - Legal and Real Estate of Montgomery Ward from March 28, 1990 through September 29, 1991.
Mr. Heine was Chairman and Chief Executive Officer of Signature Financial/Marketing, Inc., a wholly-owned subsidiary of Montgomery Ward ("Signature"), from March 8, 1993 to April 11, 1994. Prior thereto, he also served as President of Signature since September 30, 1991. Mr. Heine has served on the Board of Trustees of First Union Real Estate Equity and Mortgage Investments since April 1996.

     G. Joseph Reddington, age 54, has been a director of the Company since September 22, 1994. Mr. Reddington has been Chairman and Chief Executive Officer of Signature since April 12, 1994. Prior thereto, he was President and Chief Executive Officer of Sears Canada, Inc. from 1989 until his retirement in December 1993. Mr. Reddington has been a director of TransWorld Airlines since August 1993 and a director of Loblaw Companies Ltd. since August 1994.

     John L. Workman, age 44, has been a director of the Company since May 12, 1995. Mr. Workman has been Executive Vice President, Chief Financial Officer and Assistant Secretary of the Company since January 28, 1994. Prior thereto, he served as Senior Vice President, Chief Financial Officer and Assistant Secretary of the Company from August 31, 1992 through January 27, 1994 and as Vice President and Assistant Secretary of the Company from May 15, 1992 through August 30, 1992. Mr. Workman has been Executive Vice President and Chief Financial Officer of Montgomery Ward since January 28, 1994 and served as Senior Vice President and Chief Financial Officer from August 31, 1992 through January 27, 1994. Prior thereto, he served as Vice President and Corporate Controller of Montgomery Ward from January 16, 1991 through August 30, 1992.

     Myron Lieberman, age 65, has been a director of the Company since June 25, 1988. He is a senior partner in the law firm of Altheimer & Gray and has practiced law in Chicago, Illinois since
1954.

     Silas S. Cathcart, age 69, has been a director of the Company since June 25, 1988. In January, 1990 Mr. Cathcart, who is retired, resigned as Chairman of Kidder, Peabody Group Inc. Mr. Cathcart has been a director of Illinois Tool Works, Inc. since 1964 and a director of General Electric Financial Services, Inc. and General Electric Capital Corporation ("GE Capital") since 1987. He also is a director of Quaker Oats Company, Baxter International and General Electric Company.

     Denis J. Nayden, age 41, has been a director of the Company since June 25, 1988. Mr. Nayden has been President and Chief Operating Officer of GE Capital since January 1, 1995. Mr. Nayden served as President and Chief Operating Officer of Kidder, Peabody Group, Inc. from June 1994 through December 1994. Prior thereto, Mr. Nayden was an Executive Vice President of GE Capital from February 1989 to June 1994. Mr. Nayden is a director of General Electric Financial Services, Inc., and GE Capital.

     James A. Parke, age 50, has been a director of the Company since April 27, 1990. He has been Senior Vice President - Finance of General Electric Financial Services, Inc. since November, 1989. Mr. Parke is a director of FGIC Corporation, Polaris Holding Co., GE Credit International, N.V. and Financial Guaranty Insurance Co.

     Daniel W. Porter, age 40, has been a director of the Company since May 12, 1995. Mr. Porter has been President and Chief Executive Officer of Retailer Financial Services, Inc., a wholly-owned subsidiary of GE Capital, since March 30, 1995. Prior thereto, he served as President and Chief Executive Officer of Retailer Financial Services -- North America from September 1993 through March 1995. He served as Vice President and General Manager of GE Capital's Private Label Financing business from April 1990 through September 1993. Prior thereto, Mr. Porter served as Vice President and Manager of GE Capital's Automobile Financial Ventures Group from November 1988 through April 1990.


Item 11.  Executive Compensation

     Item 11 is hereby amended in its entirety to read as follows:

     The Company had no employees and paid no compensation in 1995. The following information details compensation accrued by Montgomery Ward and its subsidiaries to executive officers of the Company.

                        SUMMARY COMPENSATION TABLE

     The following table sets forth summary compensation information for (i) the Company's Chief Executive Officer, (ii) the four most highly compensated other executive officers who were serving as executive officers at the end of the Company's 1995 fiscal year (collectively, the "Named Executive Officers") and
(iii) Mr. Richard Bergel, who retired during 1995, but who would have qualified under clause (ii) above had he been serving as an executive officer at the end of the Company's 1995 fiscal year.


                               Annual Compensation                          Long Term
                                                                           Compensation
                                                        Other       Securities           All Other
Name and                                                Annual      Underlying  LTIP     Compen-
Principal Position     Year     Salary($)   Bonus($)  Compensation   Options    Payout   sation
                                                          ($)1         (#)        ($)       ($)2
Bernard F. Brennan     1995       975,000   400,000          166      ------     472,600  1,890
  Chairman and Chief   1994       950,000   565,600        1,912      ------     777,600  2,399
  Executive Officer    1993     1,052,500   400,000    3,747,054      ------     732,555  2,936

G. Joseph Reddington   1995       600,000   282,000          277      ------     166,900      0
  Chairman and Chief   1994       410,000   250,000           44      300,000    288,900      0
  Executive Officer-
  Signature
  Financial/
  Marketing Inc.3

Spencer H. Heine       1995       400,000    50,000        3,400       ------    100,000    1,890
  Executive Vice       1994       391,667    76,780        2,330       ------    192,600    2,399
  President, Sec-      1993       279,167    75,000       59,196       ------    101,775    2,936
  retary and General
  Counsel

Gene C. McCaffery      1995       437,500         0            0       100,000    86,372    1,890
  Executive Vice       1994       350,000    88,000        5,619       ------    117,200    2,399
  President4           1993       255,208    75,000       10,144        70,000    90,304    2,936


Robert Connolly        1995      400,000          0          426       ------          0    1,890
  Executive Vice       1994      397,850    100,000    1,077,471       150,000   175,000        0
  President5

Richard Bergel6        1995      653,846     20,000      115,688       ------    150,000    1,890
                       1994      562,500    200,000       27,962       200,000   288,900    2,399
                       1993      404,167    130,000      279,336       ------    200,700    2,936

1 Includes company paid legal fees, taxes paid on stock transfers and purchases of Company stock at below-market prices. Also includes executive perquisites for Mr. Bergel (primarily moving expenses of $53,537 for 1995, a living expense allowance of $62,150 and $27,201 for 1995 and 1993, respectively, and a cash bonus equal to related income taxes of $21,160 for 1993). No other named executive officer received perquisites exceeding $50,000 or 10% of salary and bonus.
2 Represents Company matching contributions to the Savings and Profit Sharing Plan.
3 Mr. Reddington joined the Company as Chairman and Chief Executive Officer of Signature ("Signature") on April 28, 1994.
4    Mr. McCaffery resigned as an officer of the Company in March 1996.
5 Mr. Connolly joined the Company as Executive Vice President in February 1994 and resigned from the Company in January 1996.
6    Mr. Bergel retired in November 1995.

     OPTION GRANTS AND EXERCISES

     The following tables set forth summaries of the terms of stock options granted to Mr. McCaffery during the Company's 1995 fiscal year and the value of unexercised options held by Messrs. Reddington, McCaffery and Connolly as of December 30, 1995, using assumed annual rates of stock price appreciation. No Named Executive Officer other than Mr. McCaffery received options during the 1995 fiscal year. None of the Named Executive Officers exercised any stock options during the 1995 fiscal year. No stock appreciation rights were granted to or exercised by any of the Named Executive Officers during the 1995 fiscal year.

                       Option Grants In Last Fiscal Year

                                                                                Potential Realizable  Value
                                                                                at Assumed Annual Rates of
                                                                                Stock Price Appreciation
                                          Individual Grants                         for Option Term


                        No. of        Percentage of
                      Securities     Total Options
                      Underlying     Granted to       Exercise
                       Options       Associates       Or Base
                       Granted       In Fiscal        Price       Expiration
 Name                    (#)         Year             ($/Sh)         Date         5%($)         10%($)

Gene C. McCaffery      100,000       16.3%            24.50        7/11/2005    1,540,000    3,905,000



                Aggregated Option Exercises in Last Fiscal Year
                       and Fiscal Year End Option Values

                Number of Securities Underlying                Value of Unexercised
                Unexercised Options at FY-End (#)          In-the-Money Options at FY-End

  Name            Exercisable     Unexercisable             Exercisable     Unexercisable
G. Joseph
Reddington        200,000            100,000                 800,000              0

Gene C.
McCaffery         165,102            104,648               1,293,380           10,530


Robert Connolly    75,000             75,000                 150,000          150,000

LONG TERM INCENTIVE PLAN AWARDS

    Certain senior executives of Montgomery Ward are eligible to participate in the Executive Long-Term Incentive Plan. To receive an award, the participant must, on the last day of the applicable cycle, be the chief executive officer of the Company or be among the four highest compensated officers of the Company (not taking into account the chief executive officer). The Executive Long-Term Incentive Plan generally consists of three-year cycles that can be initiated annually. If specific objectives for the pre-tax earnings and return on equity for the Company and its subsidiaries established by the Incentive Compensation Committee are achieved for any designated cycle, cash is awarded based upon a target Executive Long-Term Incentive Plan payout, which is a percentage (determined by the Incentive Compensation Committee) of the base salary of each participant, but in no event may the target Executive Long-Term Incentive Plan payout for any participant exceed $2,000,000 for any cycle. Satisfactory performances below or above target performance objectives are arithmetically interpolated to determine preliminary payouts under the Executive Long-Term Incentive Plan. The Incentive Compensation Committee may, in its discretion, reduce the Executive Long-Term Incentive Plan payout of any participant. No award shall be made if the Incentive Compensation Committee determines that the participant's conduct has been detrimental to the Company or its subsidiaries.

      For 1995 the Incentive Compensation Committee set performance goals for the cycle beginning in 1995 based on pre-tax earnings and return on equity. Until the Incentive Compensation Committee determines otherwise, the target payout will be based on 85% of base salary at the time of payout for the chief executive officer and 50% of base salary at the time of payout for all other participants. Executives who are hired into the eligible participant group after the beginning of a cycle will have a target Executive Long-Term Incentive Plan payout prorated based on the proportion of the cycle objectives achieved after the first day of the quarter following their commencement of employment through the end of the cycle. Until the Incentive Compensation Committee determines otherwise with respect to subsequent cycles not yet commenced, the pre-tax earnings and return on equity objectives are weighted sixty percent (60%) and forty percent (40%), respectively.

    The following table sets forth information regarding the participation of the Named Executive Officers in the three-year award cycle under the Montgomery Ward Executive Long-Term Incentive Plan commencing in the Company's 1995 fiscal year.

             Long-Term Incentive Plans - Awards in Last Fiscal Year

                                    Performance     Estimated Future Payouts under Non-Stock
                        Number of     or Other             Price-Based Plans
                      Shares, Units Period Until
                        or Other    Maturation or
Name                   Rights (#)1     Payout   Threshold($)2  Target($)3  Maximum($)4

Bernard F. Brennan       850,000          1997      425,000     850,000   1,275,000
G. Joseph Reddington     300,000          1997      150,000     300,000     450,000
Spencer H. Heine         200,000          1997      100,000     200,000     300,000
Gene C. McCaffery5           ---           ---          ---         ---         ---
Robert Connolly5             ---           ---          ---         ---         ---
Richard Bergel6              ---           ---          ---         ---         ---



    1 Units each represent one dollar of target payout, based on a target of 50% of current base salary for Messrs. Reddington, Heine, McCaffery, Connolly and Bergel and 85% of current base salary for Mr. Brennan.

    2 While there are no per se threshold payouts under the Executive Long-Term Incentive Plan, it is unlikely that the Incentive Compensation Committee would approve payouts if arithmetic interpolation of the targets would result in a payout less than 50% of target payouts.

    3 Target levels are based on the attainment of target performance goals, with no adjustment to the payout made by the Incentive Compensation Committee.

    4 While there are no per se maximum payouts under the Executive Long-Term Incentive Plan (other than the $2,000,000 payout maximum), it is unlikely that the Incentive Compensation Committee would approve payouts in excess of 150% of target payouts.

    5 Messrs. McCaffery and Connolly resigned as officers of the Company in 1996. They will receive no further payouts under the Executive Long-Term Incentive Plan. Had they not resigned, Messrs. McCaffery and Connolly would have been eligible to receive from "threshold" levels of $112,500 and $100,000, respectively, to "maximum" payouts of $337,500 and $300,000, respectively.

    6 Mr. Bergel retired from his position as an officer of the Company in 1995. He will receive no further payouts under the Executive Long-Term Incentive Plan. Had he not retired, Mr. Bergel would have been eligible to receive from a "threshold" level of $150,000 to a "maximum" payout of $450,000.


PENSION PLAN

    Executive officers of Montgomery Ward, in addition to many other associates, participate in a pension plan (the "Pension Plan"), which provides benefits defined by formulae based primarily on a participant's annual compensation, offset as provided below by benefits provided by the participant's accounts in the Savings and Profit Sharing Plan ("Savings Plan"), in which executive officers of Montgomery Ward, in addition to many other associates, participate. From 1989 through 1993, no more than $200,000, as adjusted annually under Section 401(a)(17) of the Internal Revenue Code of 1986, as amended (the "Code"), of any participant's compensation was considered for any purpose, including for purposes of the formulae, under the Pension Plan. Beginning in 1994, no more than $150,000, as so adjusted, of any participant's compensation is considered for any purpose, including for purposes of the formulae, under the Pension Plan. The monthly pension benefit to which current associates are entitled under the Pension Plan at the normal retirement age of 65 is generally based on different benefit formulae that are applicable to different years of service. The formula for service after 1988 applies to credited service, as defined in the Pension Plan, earned after 1988 while making contributions to the Savings Plan and is based on "career earnings". A participant's annual benefit under the post-1988 formula is 1.5% of the participant's eligible pay for each year of credited service after 1988. The Pension Plan formulae benefit is determined by adding the benefit under the post-1988 formula to the participant's accrued benefit under the Pension Plan as of December 31, 1988, as determined under the formulae in effect prior to 1988. A participant's benefit determined under the Pension Plan is reduced by an amount equivalent to an annuity which could be purchased with the participant's Basic Contribution and Transferred Contribution accounts in the Savings Plan.

    The following table sets forth the estimated annual benefits
(calculated on a straight life annuity basis) upon retirement at age 65 under the Pension Plan, which is the only defined benefit plan under which associates of Montgomery Ward can currently accrue benefits, to the Named Executive Officers (calculated on the basis of estimated years of service at retirement age; levels of compensation paid in calendar year 1995 (including compensation pursuant to the Senior Executive Performance Management Program (the "PMP")), assuming 6% annual increases (for executives who have not retired or resigned); but with regard to Code limitations on compensation and benefits and without regard to any reduction for benefits under the Savings Plan):

                       Estimated Annual Pension
Name of Participant        at Retirement

Bernard F. Brennan . . . .  102,878
G. Joseph Reddington . . .   29,813
Spencer H. Heine . . . . .   89,965
Gene C. McCaffery1 . . . .   31,504
Robert Connolly1 . . . . .     ---
Richard Bergel2. . . . . .   82,654


    1    Mr. McCaffery resigned as an officer of the Company in
1996 and will receive a deferred retirement benefit under the Pension Plan. Mr. Connolly resigned as an officer of the Company in 1996 and will receive no benefits under the Pension Plan.
    2    Mr. Bergel retired as an officer of the Company in 1995
and has begun receiving early retirement benefits under the Pension Plan in the form of a joint and survivor annuity. The dollar amount of such benefit is less than that set forth in the table.


CERTAIN ARRANGEMENTS

    In the course of recruiting new executives, promoting existing associates to executive positions and increasing the responsibilities of existing executives, Montgomery Ward frequently enters into employment agreements which set forth the general terms of the compensation arrangements for such executive. Such agreements have, in the past, typically set forth, among other things, the executive's base salary, the executive's target bonus under the PMP, the maximum percentage of the target bonus under the PMP that can be earned, participation in the Executive Long Term
Incentive Plan with initial target bonuses for applicable Executive Long Term Incentive Plan cycles, the percentage of the executive's base pay that can be earned annually through the Executive Long
Term Incentive Plan after the initial bonus target period has run, bonus guarantees, if any, and the number of stock options, if any, that will initially be granted to the executive in his or her new position. Of the executive officers named in the Summary
Compensation Table, Mr. Reddington has an agreement of this type and Messrs. Connolly and Bergel had agreements of this type.

    Mr. Reddington and Montgomery Ward entered into their
agreement in connection with Mr. Reddington's appointment to the position of Chairman and Chief Executive Officer of Signature; Mr.
Connolly and Montgomery Ward entered into their agreement in connection with Mr. Connolly's appointment to the position of
Executive Vice President, Apparel of Montgomery Ward; and Mr.
Bergel and Montgomery Ward entered into their agreement in
connection with Mr. Bergel's appointment to the position of Chief
Executive Officer of Lechmere, Inc., a subsidiary of Montgomery
Ward.  The agreements with Mr. Reddington provides, and the
agreements with Messrs. Connolly and Bergel provided for,
respectively, (i) initial annual base salary of $600,000, $400,000 and $600,000; (ii) PMP target bonuses of $250,000, $100,000 and
$250,000, in each case guaranteed at 100% for 1994, and in each case with opportunities to earn up to 150% of such target bonuses;
and (iii) Executive Long Term Incentive Plan participation at a target bonus level of base salary for each executive of 50%.  The agreement with Mr. Reddington stated that he would receive options to purchase 100,000 Class A Shares at $16.50 per share, with such options vesting 50% on July 1, 1994 and the remaining 50% on July 1, 1995, and options to purchase 200,000 Class A Shares at $26.50 per share, with such options vesting 50% on January 31, 1995 and the remaining 50% on January 31, 1996. Mr. Reddington was granted all of such options on December 28, 1994.  The agreement with Mr. Connolly stated that he would receive options to purchase 150,000 Class A Shares at
$22.50 per share, with such options vesting 50% on January 1, 1995 and the remaining 50% on January 1, 1996. Mr. Connolly was granted all of such options in January, 1994. The agreement with Mr. Bergel stated
that he would receive options to purchase 200,000 Class A Shares at
$22.50 per share, with such options vesting 100% on April 4, 1996.
Mr. Bergel was granted such options on July 1, 1994.    The
agreement with Mr. Connolly also provided for a hiring bonus of $50,000. The agreement with Mr. Connolly also provided that the Company would recommend that he be granted the right to purchase
25,000 Class A Shares at a purchase price of $.20 per share.  Mr.
Connolly purchased such shares on February 3, 1994.

    Mr. Bergel's employment agreement also provided that if, before March 1, 1996, Mr. Bergel incurs state tax liability on dividends paid on the Company's Common Stock or on his sale of such stock in a public market, the Company will "gross-up" such taxes to the extent they exceed 3.0%. Each of the employment agreements also contained certain severance arrangements. The agreement with Mr. Reddington provides that if he terminates his employment prior to December 31, 1997 under certain circumstances or in the event of a change in control of Signature, Mr. Reddington is entitled to his base salary and bonuses through December 31, 1997 in addition to Executive Long Term Incentive Plan awards. Mr. Bergel's employment agreement provided that upon Mr. Bergel's retirement, he would be permitted to sell 25% of the Class A Shares held by him to the Company for cash in each of the year of such retirement and the next succeeding three (3) years. On January 3, 1996, Mr. Bergel sold 198,125 Class A Shares to the Company in connection with this agreement. Also upon Mr. Bergel's retirement, Montgomery Ward agreed to provide him with a 100% relocation package to move to any location of his choice in the continental United States.

    The normal severance plan for certain senior officers of Montgomery Ward provides that upon termination of a participating officer's employment with Montgomery Ward, for reasons other than cause, death, retirement or resignation, the senior officer will receive from Montgomery Ward a payment equal to 12 months of his or her base pay. Each of the executive officers named in the Summary Compensation Table who is currently employed by Montgomery Ward is a participant in this severance plan.

    Certain senior executives of Montgomery Ward are participants in each of a retention plan and a security plan. The retention plan provides that each participant will receive a retention award if such participant remains employed by Montgomery Ward through March 1, 1997 or is terminated for any reason other than voluntary resignation or cause. In addition, if there is a change of control of Montgomery Ward prior to such date, the retention award will be payable at the closing of such transaction. The security plan, which expires on January 31, 2001, provides that in the event of a sale or change of control of Montgomery Ward, each participant who is, on the date of closing of such transaction, actively employed by Montgomery Ward or who was terminated for reasons other than voluntary resignation or cause within one year of such date will receive: (i) a bonus payable on the closing date of such transaction; (ii) an award supplement, at the discretion of the Board of Directors based on the recommendation of the Chief Executive Officer, with respect to the participant's contribution and cooperation in the transaction; (iii) enhanced severance of an additional twelve months base salary above the amount to which the participant would have been entitled under the severance plan described above if, during the first two years following the transaction, the participant is either (x) terminated for any reason other than voluntary termination or cause or (y) demoted without the participant's prior written approval; (iv) continuation of benefits for the entire severance payment period; (v) outplacement services; and (vi) certain tax preparation and financial planning services. The participants in the retention plan and the security plan currently consist of eight (8) senior officers of the Company, including Mr. Heine, whose retention award under the retention plan is $200,000, whose bonus under the security plan is $150,000, and whose award supplement maximum is $150,000.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    Mr. Brennan, Chief Executive Officer of the Company and Chief Executive Officer of Montgomery Ward, serves as a member of the Compensation Committee of Montgomery Ward's Board of Directors. Robert A. Kasenter, Executive Vice President of the Company and Executive Vice President, Human Resources of Montgomery Ward, serves as Secretary of the Compensation Committee of Montgomery Ward's Board of Directors, although Mr. Kasenter is not a director of the Company or of Montgomery Ward.

DIRECTOR COMPENSATION ARRANGEMENTS

    Messrs. Cathcart and Lieberman are paid director fees of $6,000 per fiscal quarter, plus $1,500 for each meeting such director attends of the Board of Directors of MW Holding and Montgomery Ward, plus $1,500 for each meeting such director attends of a committee of MW Holding and Montgomery Ward of which such director is a member, provided that if a meeting of the Board of Directors of MW Holding is held jointly with or immediately prior to or following a meeting of the Board of Directors of Montgomery Ward, the aggregate fees for such meetings shall be $1,500, and provided further that if a meeting of a committee of MW Holding is held jointly with or immediately prior to or following a meeting of a committee of Montgomery Ward the aggregate fees for such meetings shall be $1,500. Such directors fees may be converted into Series 1 or Series 2 Shares pursuant to the Directors Fee Plan described below. Directors of the Company who are also executive officers of Montgomery Ward currently receive no directors fees or other compensation for their service as directors of the Company. Likewise, directors of the Company who are designated by GE Capital (other than Mr. Cathcart) currently receive no directors fees or other compensation for their service as directors of the Company.

    In December 1990, the Board of Directors adopted a plan, which was approved by the shareholders in May 1991, allowing Messrs. Cathcart and Lieberman to elect to receive all or any portion of the fees for their services as directors of the Company and Montgomery Ward in Series 1 Shares. In May 1991, the Board of Directors amended and restated the plan as the Directors Plan (the "Directors Fee Plan") to permit (a) the participation of additional directors, (b) the receipt of Series 2 Shares as well as Series 1 Shares and (c) the establishment of a committee (the "Directors Fee Plan Committee") to (i) administer the plan, (ii) estimate director fees payable to directors for the fiscal year and (iii) permit directors to elect to receive Class A Shares with a value determined by the Directors Fee Plan Committee not to exceed the estimated fees. The Directors Fee Plan as so amended and restated was approved by the shareholders on May 17, 1991.

    Directors of the Company or Montgomery Ward other than members of the Directors Fee Plan Committee are eligible to participate in the Directors Fee Plan if designated by the Directors Fee Plan Committee. The Directors Fee Plan Committee is comprised of not fewer than two directors who are appointed by the Board of Directors and who serve at the pleasure of the Board of Directors. The current members of the Directors Fee Plan Committee are Messrs. Brennan and Heine. Of the seven eligible directors, the Directors Fee Plan Committee has designated only Messrs. Cathcart and Lieberman as participants in the Directors Fee Plan as of April 6, 1995. Pursuant to an irrevocable election made in 1992, each of Messrs. Cathcart and Lieberman has elected to receive all of the fees earned by them for service as directors of the Company and of Montgomery Ward in Series 1 Shares. As of April 2, 1996, Messrs. Cathcart and Lieberman have acquired 7,377 and 8,693 Series 1 Shares, respectively, pursuant to rights ("Conversion Rights") under the Directors Fee Plan.

    Conversion Rights are automatically granted after the end of each fiscal quarter of the Company to participating directors in a number determined by dividing the director fees for the fiscal quarter by the fair market value per share of the Company's Common Stock. The number of Class A Shares acquired pursuant to accelerated Conversion Rights (as described below) reduces the number of automatically granted Conversion Rights.

    The acquisition of Class A Shares by directors pursuant to Conversion Rights does not require any direct payment by a director, but the director fees which otherwise would be payable to the director are reduced by such fair market value of the Class A Shares acquired. If directors acquire Class A Shares pursuant to Conversion Rights, the Company will pay the directors an amount sufficient to pay all applicable federal and state taxes payable by the directors with respect to the Class A Shares acquired pursuant to Conversion Rights and the amount attributable to this payment.

    The Directors Fee Plan Committee decides based on the past service of the director whether there should be an acceleration of the grant of Conversion Rights based on an estimate of director fees for the fiscal year. If the grant of Conversion Rights is accelerated by the Directors Fee Plan Committee, the Directors Fee Plan Committee determines the number of Class A Shares to which the Conversion Rights relate, the value of the Class A Shares, the duration of the Conversion Rights and the limitations on the Class A Shares acquired pursuant to the Conversion Rights. It is currently anticipated that any Class A Shares acquired pursuant to accelerated Conversion Rights would be forfeited to the extent a director does not earn the anticipated director fees for the fiscal year.

    The Board of Directors may amend or terminate the Directors
Fee Plan, except that no such action by the Board of Directors may change the terms and conditions of any Conversion Rights previously granted in a manner adverse to the holder of the Conversion Right without the consent of such holder. Shareholder approval of an amendment to the Directors Fee Plan is necessary if required for compliance with Rule 16b-3 ("Rule 16b-3") promulgated under Section 16(b) of the Securities Exchange Act of 1934, as amended (the "Act"), and the timing of certain amendments may be limited by Rule 16b-3. The Directors Fee Plan Committee has the right to make adjustments with respect to Conversion Rights if Montgomery Ward or the Company dissolves or is liquidated or upon the occurrence of a public offering of shares of the Company.


Item 12. Security Ownership of Certain Beneficial Owners and
Management


    Item 12 is hereby amended in its entirety to read as follows:

    The following table sets forth the beneficial ownership, as of April 1, 1996, of shares of Class A Common Stock of the Company ("Class A Shares") (i) by each person who is a director of the Company (none of whom except the individuals identified owns any shares of the Company's equity securities), (ii) by each of the Named Executive Officers, (iii) by each person who is known to be a holder of more than 5% of Class A Shares and
(iv) by all directors and executive officers of the Company as a group.


Individual or Group            Shares           %

Bernard F. Brennan (a)      16,527,872        88.3%
Myron Lieberman (b)          2,512,943        13.4%
John L. Workman (c)(d)         221,600         1.2%
G. Joseph Reddington (e)       300,000         1.6%
Spencer H. Heine (c)           251,250         1.3%
Gene C. McCaffery (c)(f)       221,750         1.2%
Robert Connolly (c)(g)          25,000         0.1%
Richard Bergel (c)(h)          654,375         3.5%
Silas S. Cathcart (c)(i)        17,621         0.1%
Tamara Brennan (j)           2,200,000        11.7%
All directors and executive
 officers as a group
 (15 persons) (k)           17,307,524        90.0%


_______________________________________________________

(a) Comprised of 13,025,750 Class A Shares (69.6% of the Class A
    Shares and 29.8% of the Company's common stock (the "Common Stock") outstanding as of April 1, 1996) owned of record by Mr. Brennan and with respect to which Mr. Brennan has sole investment and voting power, and 3,502,122 Class A Shares (18.7% of the Class A Shares and 8.0% of the Common Stock outstanding as of April 1, 1996) owned of record by Mr. Brennan as voting trustee and with respect to which Mr. Brennan has sole voting power as voting trustee but no investment power. Does not include 2,200,000 Class A
    Shares (11.7% of the Class A Shares and 5.0% of the Common
    Stock outstanding as of April 1, 1996) which are owned by Myron Lieberman, as trustee of a trust (the "Family Trust") for the benefit of members of Mr. Brennan's family with respect to which Mr. Brennan has no voting or investment power, but with respect to which Tamara Brennan, Mr. Brennan's wife, may acquire shared voting and dispositive power. See
    Note (j) below. Mr. Brennan disclaims beneficial ownership of such 2,200,000 Class A Shares. Mr. Brennan's business address is Montgomery Ward Plaza, Chicago, Illinois 60671.

(b) Includes 294,250 Class A Shares represented by Voting Trust Certificates owned by Lieberman Investment Limited Partnership, a limited partnership of which Mr. Lieberman is the sole general partner. Also includes 2,200,000 Class A Shares with respect to which Mr. Lieberman has sole voting and investment power as trustee of the Family Trust. Such 2,200,000 Class A Shares are not deposited in the voting trust under which Mr. Brennan serves as voting trustee. See Note
    (c) below. All shares other than the 2,200,000 Class A Shares as to which Mr. Lieberman has beneficial ownership are represented by Voting Trust Certificates and such shares are held in a voting trust as to which Mr. Brennan, as voting trustee, has sole voting power. Includes 306 Class A Shares which Mr. Lieberman acquired on April 8, 1996 pursuant to Conversion Rights which arose on April 1, 1996 and which, pursuant to a prior election by Mr. Lieberman, were automatically exercised on April 8, 1996. Mr. Lieberman's business address is 10 South Wacker Drive, Chicago, Illinois 60606.

(c) Represents ownership of Voting Trust Certificates with respect to shares held in a voting trust (the "Voting Trust") as to which Mr. Brennan, as voting trustee, has sole voting power and the persons indicated have sole investment power.

(d) Includes 154,200 Class A Shares which may be acquired by Mr. Workman pursuant to options exercisable on April 1, 1996. Also includes 600 Class A Shares which may be acquired by Mr. Workman pursuant to options which become exercisable on June 23, 1996 (a date within 60 days of the date hereof).

(e) Includes 300,000 Class A Shares which may be acquired by Mr.
    Reddington pursuant to options exercisable on April 1, 1996.

(f) Includes 169,750 Class A Shares which may be acquired by Mr. McCaffery pursuant to options exercisable on April 1, 1996. Mr. McCaffery resigned as an officer of the Company in 1996. As a result, Class A Shares held by Mr. McCaffery and any Class A Shares acquired by him pursuant to the exercise of the options reported herein will be subject to certain purchase and repurchase options. The Company anticipates exercising its repurchase options with respect to such shares.

(g) Mr. Connolly resigned as an officer of the Company in 1996. As a result, Class A Shares held by Mr. Connolly are subject to certain purchase and repurchase options. On March 22, 1996, the Company exercised its repurchase options with respect to such shares.

(h) Includes 60,000 Class A Shares with respect to which Mr.
    Bergel has sole investment power as trustee of trusts for the benefit of members of the family of Robert A. Kasenter, an officer of the Company.

(i) Includes 306 Class A Shares which Mr. Cathcart acquired on April 8, 1996 pursuant to Conversion Rights which arose on April 1, 1996 and which, pursuant to a prior election by Mr. Cathcart, were automatically exercised on April 8, 1996.

(j) Represents Class A Shares with respect to which Mrs. Brennan, if she were to elect to become an advisor to the trustee of the Family Trust, may acquire shared power to vote or direct the vote of, and shared power to dispose or direct the disposition of, such shares. See Notes (a) and (b) above.

(k) Represents all Class A Shares with respect to which executive officers and directors have investment power, which is in each case sole investment power. Does not include 1,420,348 Class A Shares with respect to which Mr. Brennan has sole voting power as voting trustee, but with respect to which neither he nor any other executive officer or director of the Company has investment power. Includes 502,660 Class A Shares which may be acquired by executive officers or directors at purchase prices ranging from $0.20 to $26.50 per share pursuant to options exercisable on April 1, 1996. Includes 612 Class A Shares which were acquired by directors on April 8, 1996 pursuant to Conversion Rights which arose on April 1, 1996 and which, pursuant to prior elections by such directors, were automatically exercised on April 8, 1996. Includes 1,300 Class A Shares which can be acquired pursuant to options which become exercisable on June 23, 1995 (a date within 60 days of the date hereof).

    GE Capital owns 100% of the 25,000,000 shares of Class B Common Stock of the Company currently outstanding. Such shares represented 56.6% of the outstanding Common Stock as of April 1, 1996. GE Capital owns 100% of the 1,750 shares of Senior Preferred Stock of the Company, having a liquidation value of $100,000 per share (the "Senior
Preferred Stock") outstanding as of the date hereof. Such shares represent 100% of the Company's outstanding preferred stock. GE
Capital's address is 260 Long Ridge Road, Stamford, Connecticut
06902.


Item 13. Certain Relationships and Related Transactions

    Item 13 is hereby amended in its entirety to read as follows:

    In 1991, Montgomery Ward arranged lines of credit with the Northern Trust Company and the First National Bank of Chicago (the "Banks") totaling an aggregate of not more than $10,000,000, of which $921,000 is currently available to nine associates, including directors who are associates of Montgomery Ward and executive officers of the Company (the "Line of Credit Program"). A committee of the Board of Directors of the Company (consisting of Messrs. Brennan and Lieberman) determines which associates are eligible to borrow money under the Line of Credit program and the maximum amounts which each, respectively, can borrow. Any director or executive officer desiring to borrow money from a Bank under the Line of Credit Program is required to pledge to such Bank as collateral a number of Class A Shares of vested stock of the Company held by the individual, the fair market value of which is equal to twice the amount the individual desires to borrow. All loans are payable in five years with annual interest payments. Any loan may be prepaid without penalty. Interest accrues at the lending Bank's prime rate. The Company has agreed with the Banks that, in the event any individual should default upon his or her repayment obligations, the Company will purchase the note from the Bank or purchase the pledged stock from the Bank at the fair market value with the entire amount defaulted upon to be paid by the Company if, and to the extent, the defaulted amount exceeds the amount of the payment for the Class A Shares. As of December 30, 1995, one (1) loan in excess of $60,000 is outstanding to executive officers of the Company under the Line of Credit Program: Robert A. Kasenter, Executive Vice President of the Company, for $202,535.

    Montgomery Ward, and its wholly-owned subsidiary Lechmere, Inc., entered into a memorandum of understanding and interim agreements in March and April 1996 with GE Capital and its wholly-owned subsidiaries Montgomery Ward Credit Corporation ("Montgomery Ward Credit") and Monogram Credit Card Bank of Georgia ("Monogram") pursuant to which Monogram is extending credit to retail customers under an open-end revolving credit plan on terms similar to those applicable to the prior arrangements described below, subject to certain material changes from the terms described below underlying the sharing of certain additional revenues generated by increases in interest rates and late fee charges to customers and the extension of credit to the customers directly by Monogram. If definitive agreements are not entered into by the parties permanently implementing the changes contemplated by the memorandum of understanding and interim agreements, the parties will revert to the prior arrangements, outlined below. In addition, pursuant to an agreement dated April 3, 1996, Montgomery Ward and Lechmere, Inc. agreed to sell to Montgomery Ward Credit receivables from certain commercial customers of Montgomery Ward.

    Pursuant to the prior arrangements, Montgomery Ward extended credit to its customers under an open-end revolving credit plan and in connection therewith, Montgomery Ward and Montgomery Ward Credit entered into an Account Purchase Agreement pursuant to which Montgomery Ward Credit purchased receivables from time to time and provided services to Montgomery Ward. Under the terms of a letter agreement dated June 24, 1988 among Signature, Montgomery Ward Credit and Montgomery Ward, Montgomery Ward Credit also purchased the customer accounts receivable of Signature on terms similar to those contained in the Account Purchase Agreement. Set forth below is a description of various transactions entered into in connection with the Account Purchase Agreement and in connection with the letter agreement. Unless otherwise specified, information given is for aggregate transactions under both the Account Purchase Agreement and the letter agreement. As of December 30, 1995, there were $5.3 billion of Montgomery Ward private label credit card receivables owned by Montgomery Ward Credit. During the 1995, 1994 and 1993 fiscal years, Montgomery Ward Credit purchased approximately $3.9 billion, $4.1 billion and $4.0 billion, respectively, of such receivables from Montgomery Ward. As of April 1, 1996, Montgomery Ward Credit has purchased approximately $666 million of such receivables from Montgomery Ward during the current fiscal year. Effective January 1, 1994, Montgomery Ward agreed to bear the entire risk of credit losses until Montgomery Ward or Montgomery Ward Credit elects to revert to the prior loss sharing arrangements. Presently, Montgomery Ward is maker on five notes outstanding payable to Montgomery Ward Credit representing credit losses in fiscal 1991-1995 before deducting the amount owed to Montgomery Ward for its share of certain finance charges. The five note balances are 1991 - $18,000,000, 1992 - $63,732,925, 1993
- - $25,507,000, 1994 - $53,652,000 and 1995 - $66,712,000.  During
1992 and 1995, finance charge rates assessed on the Montgomery Ward credit card were increased in certain states and during 1995 late fees assessed on the Montgomery Ward credit card were increased in certain states. Montgomery Ward is entitled to share in certain of the finance charges and late charges. Under the Account Purchase Agreement, Montgomery Ward's share of finance charges is available for offset against the notes described above made by Montgomery Ward payable to Montgomery Ward Credit. Such amount bears interest at the same rate and is due at the same time as the notes payable to Montgomery Ward Credit. The incremental finance charge offset applicable to those notes is $44.2 million. Under the letter agreement, Montgomery Ward Credit also provides administrative services in connection with Signature products. Fees paid by Signature to Montgomery Ward Credit for such services were approximately $6 million, $5 million and $5 million for the Company's 1995, 1994 and 1993 fiscal years, respectively.

    Montgomery Ward has entered into a Program Agreement dated October 12, 1989 with GE Capital, under which GE Capital pays certain manufacturers and distributors a discounted invoice price of products acquired by Montgomery Ward and whereby Montgomery Ward reimburses GE Capital for such payments according to an agreed-upon schedule. The aggregate amount of outstanding payments and other amounts payable under the Program Agreement is not to exceed $350 million at any one time. During the Company's 1995 fiscal year, Montgomery Ward reimbursed approximately $615 million to GE Capital under the Program Agreement. As of April 1, 1996, Montgomery Ward has reimbursed approximately $261 million under the Program Agreement during the current fiscal year. The Company anticipates continuing reimbursement obligations pursuant to the Program Agreement.

    General Electric Company, the parent of GE Capital, is, in the ordinary course of its business, a major supplier of consumer goods to Montgomery Ward for sale at Montgomery Ward's stores in the ordinary course of its business.

    Myron Lieberman, a director of the Company and Montgomery
Ward, is a senior partner in the law firm of Altheimer & Gray.
Altheimer & Gray renders legal services to the Company and its subsidiaries as the regular outside counsel, and under a retainer agreement entered into between Altheimer & Gray and the Company's general counsel, as the counsel on specific matters which, prior to October, 1991, were handled by internal legal counsel. During the Company's 1995 fiscal year, the Company and its subsidiaries paid fees of approximately $3.8 million to Altheimer & Gray.

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             MONTGOMERY WARD HOLDING CORP.


                             By:/s/ John L. Workman
                                John L. Workman, Executive
                                Vice President and
                                Chief Financial Officer

                             Date:  April 29, 1996