Form 10-Q
period 1996-03-30
MONTGOMERY WARD HOLDING CORP
filed 1996-05-14
CIK 836974

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                  WASHINGTON, D.C.  20549-1004

                          ____________

                           FORM 10-Q

(MARK ONE)
     X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934
          FOR THE QUARTERLY PERIOD ENDED MARCH 30, 1996

                                OR

          __  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

                 Commission File Number 0-17540


                  MONTGOMERY WARD HOLDING CORP.
     (Exact Name Of Registrant As Specified In Its charter)


                   Delaware                            36-3571585
         (State  Of  Incorporation)                      (I.R.S.
                                                  Employer Identification No.)


  Montgomery Ward Plaza, Chicago, Illinois             60671
 (Address Of Principal Executive Offices)           (Zip Code)


    Registrant's Telephone Number Including Area Code:  312/467-2000

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                   Yes       X        No


  As of April 27, 1996 the Registrant had 18,722,248 shares of
Class A Common Stock and 25,000,000 shares of Class B Common
Stock of the Registrant outstanding.

                     PART 1 - FINANCIAL INFORMATION


Item 1.  Financial Statements


                               INDEX

                                                            Page
Montgomery Ward Holding Corp.

   Consolidated Statement ofIncome....................        2

   Consolidated Balance Sheet.........................        3

   Consolidated Statement of Cash Flows...............        4

   Notes to Consolidated  Financial Statements........        6





                 MONTGOMERY WARD HOLDING CORP.
                CONSOLIDATED STATEMENT OF INCOME
                          (UNAUDITED)


                                                         For the 13-Week
                                                          Period Ended
                                                      March  30,     April 1,
(Millions)                                               1996          1995
Revenues
   Net sales, including leased and
      licensed department sales......................   $1,253        $1,357
   Direct response marketing revenues,
      including insurance............................      182           130
         Total Revenues..............................    1,435         1,487

Costs and Expenses
   Cost of goods sold, including net
      occupancy and buying expense...................    1,038         1,076
   Operating, selling, general and
      administrative expenses, including
      benefits and losses of direct
      response operations (Note 3)...................      452           399
   Interest expense..................................       22            19
        Total Costs and Expenses.....................    1,512         1,494

Loss Before Income Taxes.............................      (77)           (7)
Income Tax Benefit...................................      (29)           (3)

Net Loss.............................................      (48)           (4)
Preferred Stock Dividend Requirements (Note 4).......        3             1

Net Loss Applicable to
   Common Shareholders...............................  $   (51)    $      (5)


Net Loss per Common Share (Note 2)
   Class A..........................................   $ (1.27)     $   (.12)
   Class B..........................................   $ (1.07)     $   (.10)

Cash dividends per Common Share                        $     -      $      -





          See notes to consolidated financial statements.

                 MONTGOMERY WARD HOLDING CORP.
                   CONSOLIDATED BALANCE SHEET
                           (UNAUDITED )
                              ASSETS

                                                      March 30,   December 30,
(Millions)                                              1996          1995

Cash and cash equivalents...........................$      63         $    37
Short-term investments..............................        1               1
Investments of insurance operations.................      330             345
         Total Cash and Investments.................      394             383

Trade and other accounts receivable.................      179             166
Accounts and notes receivable from affiliates.......       12              22
         Total Receivables..........................      191             188

Merchandise inventories.............................    1,569           1,770
Prepaid pension cost................................      339             335
Prepaid federal income taxes........................       26               -
Properties, plants and equipment, net of
   accumulated depreciation and amortization........    1,348           1,366
Direct response and insurance acquisition costs.....      540             395
Other assets........................................      528             447
Total Assets........................................   $4,935          $4,884


               LIABILITIES AND SHAREHOLDERS' EQUITY


Short-term debt....................................  $   701          $   160
Trade accounts payable.............................    1,313            1,804
Federal income taxes payable.......................        -                6
Accrued liabilities and other obligations..........    1,219            1,195
Insurance policy claim reserves....................      242              236
Long-term debt.....................................      422              423
Obligations under capital leases...................       65               66
Deferred income taxes..............................      163              119
         Total Liabilities.........................    4,125            4,009

Commitments and Contingent Liabilities (Note 6)

Redeemable Preferred Stock  (Note 4)...............      175              175

Shareholders' Equity
   Common stock....................................        1                1
   Capital in excess of par value..................       46               45
   Retained earnings...............................      707              758
   Unrealized gain on marketable securities........       10               10
   Less:  Treasury stock, at cost..................     (129)            (114)
          Total Shareholders' Equity...............      635              700

Total Liabilities and Shareholders' Equity.........   $4,935           $4,884


          See notes to consolidated financial statements.

                 MONTGOMERY WARD HOLDING CORP.
              CONSOLIDATED STATEMENT OF CASH FLOWS
                          (UNAUDITED)


                                                          For the 13-Week
                                                            Period Ended
                                                        March 30,     April 1,
(Millions)                                                1996          1995
Cash flows from operating activities:
   Net loss.............................................$   (48)       $  (4)
   Adjustments to reconcile net loss to net cash
      provided by (used for) operating activities:
         Depreciation and amortization..................     31           30
         Amortization of Goodwill.......................      6            1
         Amortization of Direct response and
          insurance acquisition costs...................     42           33
         Deferred income taxes..........................      -            2
              Net loss adjusted for non-cash expenses...     31           62

Changes in operating assets and liabilities:
   (Increase) decrease in:
       Trade and other accounts receivable...............    12            8
        Accounts and notes receivable from affiliates....    10          (12)
        Merchandise inventories..........................   201           (3)
        Prepaid pension cost.............................    (4)          (2)
        Federal income taxes receivable, net.............   (31)         (17)
        Direct response insurance acquisition costs......   (64)         (49)
        Other assets.....................................   (10)          (9)
   Increase (decrease) in:
      Trade accounts payable.............................  (494)        (474)
       Accrued liabilities and other obligations.........   (57)        (104)
       Insurance policy claim reserves...................     6            2
            Net cash used for operations.................  (400)        (598)

Cash flows from investing activities:
    Investment in Merchant Partners......................    (2)           -
    Acquisition of Amoco Enterprises.....................  (102)           -
    Purchase of short-term investments...................    (9)         (28)
    Purchase of investments of insurance operations......  (104)         (91)
    Sale of short-term investments.......................     9           25
    Sale of investments of insurance operations..........   117           94
    Capital expenditures.................................   (11)         (18)
    Disposition of properties, plants and
     equipment, net......................................     1            6
          Net cash used for investing activities......... $(101)       $ (12)


          See notes to consolidated financial statements.

                 MONTGOMERY WARD HOLDING CORP.
              CONSOLIDATED STATEMENT OF CASH FLOWS
                          (UNAUDITED)


                                                         For the 13-Week
                                                           Period Ended
                                                       March 30,     April 1,
(Millions)                                                1996         1995

Cash flows from financing activities:
   Proceeds from short-term borrowings, net...........   $ 541        $ 633
   Payments of long-term debt.........................      (1)          (3)
   Payments of obligations under capital leases.......      (1)          (1)
   Proceeds from issuance of common stock.............       1            -
   Cash dividends paid................................      (3)          (1)
   Purchase of treasury stock, at cost................     (10)          (3)
        Net cash provided by financing activities.....     527          625


Increase in cash and cash equivalents..................     26           15
Cash and cash equivalents at beginning of period.......     37           33
Cash and cash equivalents at end of period............. $   63       $   48


Supplemental disclosure of cash flow information:
   Cash paid during the period for:
      Income taxes......................................$    1        $   20
      Interest..........................................$   23        $   16

Non-cash investing activity:
      Change in unrealized gain on marketable equity
       securities.......................................$    -        $    3

Non-cash financing activity:
   Notes issued for purchase of treasury stock..........$    5        $    -



          See notes to consolidated financial statements.

                   MONTGOMERY WARD HOLDING CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (Millions of dollars, except per share amounts)


1.   Accounting Policies

    Basis of Presentation:

   The Consolidated Balance Sheet as of March 30, 1996 and the Statements of Income and Cash Flows for the three months ended March 30, 1996 and April 1, 1995 are unaudited. The interim financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The interim financial statements should be read in the context of the financial statements and notes thereto filed with the Securities and Exchange Commission in MW Holding's 1995 Annual Report on Form 10-K. Capitalized terms not otherwise defined herein have the meaning ascribed to such terms in the 1995 Annual Report on Form 10-K. Certain prior period amounts have been reclassified to be comparable with the current period presentation.

   Accounting for Long-Lived Assets

   Effective December 31, 1995, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The provisions require a review of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined that an impairment loss has occurred based on expected undiscounted future cash flows, the loss will be recognized in the income statement and certain disclosures will be made regarding the impairment. There was no financial impact from the adoption of this statement on the first quarter financial statements.

2. Net Loss Per Common Share

   Net Loss per common share is computed as follows:

                                                     13-Week Period Ended
                                                        March 30, 1996
                                                  Class A           Class B
Net Loss applicable to Common
Shareholders...................................     $(24)             $(27)

Weighted average number of common shares
outstanding.................................... 19,155,678        25,000,000

Net Loss per share.............................    $(1.27)           $(1.07)

                   MONTGOMERY WARD HOLDING CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (Millions of dollars, except per share amounts)


2.  Net Loss Per Common Share (continued)

                                                     13-Week Period Ended
                                                        April 1, 1995
                                                     Class A          Class B

Net Loss applicable to Common Shareholders.........     $(2)            $(3)

Weighted average number of common shares
outstanding........................................ 20,882,543     25,000,000

Net Loss per share.................................    $(.13)         $(.10)

3. Benefits and Losses

   Operating, selling, general and administrative expenses include benefits and losses related to direct response marketing operations of $39 and $28 for the 13-week periods ended March
   30, 1996 and April 1, 1995, respectively.

4. Preferred Stock

   On January 31, 1996, GE Capital exercised the exchange option contained in the MW Senior Preferred Stock subscription agreement which allowed an exchange of the MW Senior Preferred Stock for senior preferred stock of the Company with substantially the same terms. On March 28, 1996, the Company's Certificate of Incorporation was amended to authorize the issuance of a new series of senior preferred stock (New Senior Preferred Stock). On March 29, 1996, the Company issued all of the 1,750 shares of New Senior Preferred Stock to GE Capital in exchange for the 1,750 shares of MW Senior Preferred Stock held by GE Capital.

   Dividends on the New Senior Preferred Stock are payable quarterly at an annual rate of $7,010 per share. The Company is required to redeem the New Senior Preferred Stock on June 30,
   2002, with the option of redeeming all or any portion prior to June 30, 2002.

5. Acquisition of Amoco Enterprises, Inc.

   On December 31, 1995, Montgomery Ward acquired all of the outstanding capital stock of Amoco Enterprises, Inc. (Enterprises), operator of the Amoco Motor Club and a wholly-owned subsidiary of Amoco Oil Holding Company. The purchase price was $102. The acquisition was financed through the use of the majority of the proceeds generated from the issuance of the MW Senior Preferred Stock. On January 2, 1996, Montgomery Ward's wholly-owned subsidiary, Signature, purchased Enterprises from Montgomery Ward for $102.

                   MONTGOMERY WARD HOLDING CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (Millions of dollars, except per share amounts)


5.      Acquisition of Amoco Enterprises, Inc. (continued)

   The acquisition was accounted for as a purchase. The purchase price has been allocated to Enterprises' net assets based upon preliminary results of asset valuations and liability and contingency assessments. Actual adjustments may differ based on the results of further evaluations of the fair value of the acquired assets and liabilities. Any differences between preliminary and actual adjustments are not expected to have a material impact on the Consolidated Financial Statements.

   The preliminary allocation is summarized as follows:


             Accounts receivable..........................  $  25
             Federal income tax receivable................      1
             Properties, plant & equipment................      3
             Direct response and insurance
                acquisition costs.........................    123
             Goodwill.....................................     67
             Other assets.................................      6
             Trade accounts payable.......................     (3)
             Accrued liabilities and other obligations....    (76)
             Deferred income taxes........................    (44)
                                                             $102

6. Commitments and Contingent Liabilities

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

                 MONTGOMERY WARD HOLDING CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (Millions of dollars, except per share amounts)


7. Customer Credit Agreement

   A. Effective April 1, 1996, Montgomery Ward entered into interim agreements with GE Capital and its wholly-owned subsidiaries Montgomery Ward Credit Corporation ("Montgomery Ward Credit") and Monogram Credit Card Bank of Georgia ("Monogram") reflecting a prior memorandum of understanding with GE Capital pursuant to which Monogram is extending credit to retail customers of Montgomery Ward under open-end revolving credit plans on a non recourse basis.

      For the Montgomery Ward memorandum of understanding interim agreements provide for the sharing of certain additional revenues generated by increases in interest rates and late fee charges to customers with the extension of credit to the customers made directly by Monogram. Certain of these additional revenues will be applied to reduce the obligations of Montgomery Ward for prior losses incurred under the original Account Purchase Agreement with Montgomery Ward Credit and Montgomery Ward's obligation to pay Credit losses in excess of 3.9% of the average receivable balance up to 5%, and 50% of the losses in excess of 5% up to 8%, incurred by Monogram under the new agreements. Except as noted above, the new agreements together generally impose obligations upon and provide benefits to Montgomery Ward and GE Capital and its subsidiaries, Montgomery Ward Credit and Monogram similar to the prior arrangements under the Account Purchase Agreement.

      If definitive agreements are not entered into by July
      31, 1996 by Montgomery Ward, Monogram, Montgomery Ward Credit and GE Capital permanently implementing the changes contemplated by the memorandum of understanding and interim agreements for the Montgomery Ward credit customers, Montgomery Ward credit transactions will revert to the original Account Purchase Agreement.

   B. Effective March 13, 1996, Lechmere, Inc., a subsidiary of Montgomery Ward, entered into interim agreements with GE Capital and its wholly-owned subsidiaries Montgomery Ward Credit and Monogram reflecting a prior memorandum of understanding with GE Capital pursuant to which Monogram is extending credit to retail customers of Lechmere under open-end revolving credit plans on a non recourse basis.

      The Lechmere memorandum of understanding and interim agreements provide for a guaranteed Monogram Bank/GE Capital annual return on its equity of 17.50%. For any shortfalls, an annual payment would be made by Lechmere. Any return above 17.50% will be shared equally by Lechmere and Monogram/GE Capital. For any annual credit losses over 4.25% and less than 8% of the average receivable balance, Lechmere is responsible for 50% of said losses. It is envisioned that a similar relationship will be established for Montgomery Ward's "Electric Ave. & More" credit card customer receivables. If definitive agreements are not executed by August 31, 1996, the Lechmere interim agreements will expire.

                   MONTGOMERY WARD HOLDING CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Millions of dollars, except per share amounts)


7.      Customer Credit Agreements (continued)

   C. In addition, pursuant to an agreement dated April 3, 1996, Montgomery Ward and Lechmere agreed to sell to Montgomery Ward Credit receivables from certain commercial customers of Montgomery Ward and Lechmere.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The following discussion and analysis of results of operations for MW Holding compares the first quarter of 1996 to the first quarter of 1995. All dollar amounts referred to in this discussion are in millions, and all income and expense items are shown before income taxes, unless specifically stated otherwise.

   MW Holding's business is seasonal, with one-third of the sales traditionally occurring in the fourth quarter; accordingly, the results of operations for the first three months are not necessarily indicative of the results for the entire year.

Results of Operations

First Quarter 1996 Compared with First Quarter 1995

   Consolidated total revenues (net sales and direct response marketing revenues, including insurance) were $1,435 compared with $1,487 in 1995, a decrease of $52. The decrease reflects a $104 decrease in net sales and a $52 increase in direct response marketing revenues.

   Net sales of $1,253 in the quarter reflected a decline of 12% in apparel and domestics sales and a decline of 6% in hardlines sales. Comparable store sales decreased 8%.

   Credit sales in the first quarter at Montgomery Ward declined $70 in the quarter. The decline was attributable to a decline in the number of "new accounts" which started in the Fourth Quarter of 1995 and the confusion created from a March, 1996 notification to the credit card customer base. New programs for acquisition of credit card customers were established at the end of the first quarter which are expected to provide a double digit increase in new accounts for the entire year and which have early results reflecting increases of over 20 percent compared to the prior year.

                   MONTGOMERY WARD HOLDING CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Millions of dollars, except per share amounts)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)

First Quarter 1996 Compared with First Quarter 1995 (continued)

   Sales at Lechmere declined $41 million from the prior year, being negatively impacted by two major transitions. First, was the integration of Lechmere systems into those of Montgomery
   Ward which required major changes to the older, marginal systems of Lechmere. Unfortunately, the changes resulted in data integrity problems which created inventory imbalances and significant out-of-stock problems in key items. The problems have been identified and are being corrected. Further, the entire Lechmere merchandising function has been relocated to Chicago which will provide additional leverage through one common buying organization. The second transition was related to the transfer of the credit portfolio from the previous provider to GE Capital who services the Montgomery Ward credit card. Lechmere had been in a dispute with the previous provider which was settled in Lechmere's favor in late 1995 with the transfer of the credit portfolio to GE Capital in April, 1996.

   Also impacting sales in the first quarter was the reduction in advertising pages and events which was done in response to the significant increase in paper and printing costs which occurred in the Fall of 1995.  Pages will be added and events re-established
   late in the second quarter.   As paper costs have started to moderate,
   the Fall season should reflect some favorable comparisons over the prior year.

   Direct response marketing revenues in the quarter were $182. Versus the prior year quarter, club revenues increased by $49, with approximately one-half of this increase due to the acquisition of Amoco Enterprises (See Note 5 to Consolidated Financial Statements) and the majority of the remainder resulting from growth in continuing businesses, and insurance revenues increased by $3.

   Gross margin (net sales less cost goods sold) dollars were $215, a decrease of $66, or 23%. The decrease in gross margin was due to a decrease in the gross margin rate of $38 and decreased volume of $28. Gross margin performance was impacted by intense retail competition and consumers' hesitancy to spend. The growth in inventories, in concert with the slowdown in sales in 1995, required significant action to be taken to impact the size and composition of the inventory. These aggressive actions, while necessary to liquidate goods in a competitive enviroment, also created some dislodgements of product and best selling merchandise. The Company has embarked on a program with a focus on narrowing the assortments and obtaining significant volume through key items and categories.

                   MONTGOMERY WARD HOLDING CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Millions of dollars, except per share amounts)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)

First Quarter 1996 Compared with First Quarter 1995 (continued)

   Operating, selling, general and administrative expenses increased $53 from the prior year, primarily due to added expenses related to the acquisition of the Amoco Motor Club of $26 (See Note 5 to the Consolidated Financial Statements). Other factors included increased payroll and other administrative expenses of Signature of $22, primarily due to Signature's continued growth of business; decreased income from the sale of product service contracts of $5; the impact of new store openings of $5; and increased advertising and promotional costs of $4; partially offset by decreased operating and other administrative expenses of Montgomery Ward and Lechmere of $9.

   Net interest expense increased $3 from the prior year to $22, primarily due to increased borrowings (as more fully described in the discussion of Financial Condition), and higher average borrowing rates related to longer term borrowings placed in 1995 to extend the maturity and fix the interest rate on a significant portion of the Company's debt.

   Net loss for the first quarter of 1996 was $48, which was $44 greater than the $4 loss experienced in the prior year period.

Discussion of Financial Condition

   Montgomery Ward is the only direct subsidiary of MW Holding and, therefore, Montgomery Ward and its subsidiaries are MW Holding's sole source of funds.

   Montgomery Ward has entered into interest rate exchange and cap agreements with various banks to offset the market risk associated with an increase in interest rates under both the Long Term Agreement and Short Term Agreement. The aggregate notional principal amounts under the interest rate exchange agreement is $175 in 1996. Under the terms of the interest rate exchange agreements, Montgomery Ward pays the banks a weighted average fixed rate of 7.4% multiplied by the notional principal amount in 1996 and will receive the one-month daily average London Interbank Offered (LIBO) rate multiplied by the notional principal amount. The average aggregate notional principal amount under the various cap agreements is $158 in 1996. Under the terms of the cap agreements, Montgomery Ward receives payments from the banks when the one-month daily average LIBO rate exceeds the 6.0% cap strike rate in 1996. Such payments will equal the amount determined by multiplying the notional principal amount by the excess of the percentage rate, if any, of the one-month daily average LIBO rate over the cap strike strike rate. The interest rate exchange and cap agreements increased the effective borrowing rate under the Agreements by .93% for the 13-week period ended March 30, 1996.

                   MONTGOMERY WARD HOLDING CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Millions of dollars, except per share amounts)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Discussion of Financial Condition (continued)

   Montgomery Ward is exposed to credit risk in the event of nonperformance by the other parties to the interest rate exchange and cap agreements; however, Montgomery Ward anticipates full performance by the counterparties.

   The Company's cash flows are seasonal with negative cash flows historically experienced in the first quarter due to working capital levels.

   Net cash used in the Company's operating activities totaled $402 for first quarter 1996, which was $196 favorable to the cash used in operating activities in first quarter 1995. The improvement in cash flow primarily resulted from a $201 cash source from inventory reduction, which was a result of inventory management initiatives implemented in the third quarter of 1995, compared to a $3 cash use for inventory in first quarter 1995.

   Net cash provided by financing activities totaled $527 for the first three months of 1996, compared to $625 for the same period in 1995. The decrease was primarily due to decreased borrowings under the Agreements. Borrowings decreased as inventory purchases decreased in conjunction with inventory management initiatives.

   Future cash needs are expected to be provided by ongoing operations, the sale of customer receivables to Montgomery Ward Credit and borrowings under the Agreements

   Capital expenditures during the first three months of 1996 or $11 were primarily related to expenditures for the opening of one full-line store. Capital expenditures for the comparable
   1995 period were $18.

                     PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.

   None.

Item 2.  Changes in Securities.

   On March 29, 1996, the Company's Certificate of Incorporation was amended to authorize the issuance of a new series of senior preferred stock ("New Senior Preferred Stock"). On that date, the Company issued all of the 1,750 shares of New Senior Preferred Stock authorized by the Certificate of Incorporation to GE Capital in exchange for the 1,750 shares of MW Senior Preferred Stock held by GE Capital.

   Except as required by law, holders of New Senior Preferred Stock will not have any voting rights, other than the right to elect one director to be an additional member of the Company's Board of Directors (a) during the period following a default in the payment of accrued dividends on the New Senior Preferred Stock for four consecutive quarters until such accrued dividends shall have been paid in full and (b) during the period following any failure to make a mandatory redemption of New Senior Preferred Stock (as described below) until such failure shall have been cured.

   Holders of New Senior Preferred Stock are entitled to receive, before any dividends may be declared and paid upon or set aside for Common Stock of the Company, cumulative cash dividends of $7,010 per share per annum, in equal quarterly payments on the last business day of March, June, September and December. Dividend payments with respect to the New Senior Preferred Stock may be made only in cash. No dividends may be declared or paid on the New Senior Preferred Stock when such declaration or payment would constitute a default under any debt agreements governing indebtedness for borrowed money of the Company and its direct and indirect subsidiaries.

   The Company may, upon ten business days notice to the holders thereof, at any time redeem the whole or any part of the New Senior Preferred Stock at a price of $100,000 per share plus unpaid accrued dividends thereon. No such redemption may be made when such redemption would constitute a default under any debt agreements.

   On June 30, 2002, the Company is required to redeem all of the New Senior Preferred Stock at a redemption price of $100,000 per share plus unpaid accrued dividends thereon. No such redemption may be made when such redemption would constitute a default under any of the Agreements.

   Upon any liquidation, dissolution or winding up of the Company, the holders of the New Senior Preferred Stock shall be entitled to be paid, before any distributions or payment is made to any holder of Common Stock of the Company, an amount in cash equal to $100,000 per share plus unpaid accrued dividends thereon.

                    PART II - OTHER INFORMATION



Item 3.  Defaults Upon Senior Securities.

   None.

Item 4.  Submission of Matters to a Vote of Security Holders.

   Pursuant to a Statement in Support of Solicitation of Written Consents dated March 28, 1996, the stockholders of the Company were asked to execute consents in lieu of a special meeting of the stockholders of the Company. All of the stockholders of record executed and returned the consents before March 29, 1996. Pursuant to the consent, the stockholders approved the amendment to the Certificate of Incorporation which revoked the authorization of the then authorized senior preferred stock of the Company, none of which was then outstanding, and authorized a new series of senior preferred stock, as described above (See
   Item 2).

Item 5.  Other Information.

   None.

Item 6.  Exhibits and Reports on Form 8-K.

   (a)   Exhibits

 10.(i)(H)(2)   Amendment dated March 19, 1996 to the Long Term Credit
                Agreement dated as ofSeptember 15, 1994 among Montgomery Ward & Co., Incorporated, various banks,
                The First National Bank of Chicago, as Documentary Agent,
                The Bank of Nova Scotia, as Administrative Agent, The Bank of
                New York, as Negotiated Loan Agent and Bank of
                America National Trust and Savings Association, as
                Advisory Agent.

 10.(i)(I)(2)   Amendment dated March 19, 1996 to the Short Term Credit
                Agreement dated as of September 15, 1994 among Montgomery Ward & Co., Incorporated, various banks,
                The First National Bank of Chicago, as Documentary Agent,
                The Bank of Nova Scotia, as Administrative Agent, The Bank of
                New York, as Negotiated Loan Agent and Bank of
                America National Trust and Savings Association, as
                Advisory Agent.

 10.(i)(K)(1)   Amendment dated March 20, 1996 to the Term Loan Agreement
                dated as of September 29, 1995 between Montgomery Ward & Co.,
                Incorporated and The Industrial Bank of Japan,
                Limited, Chicago Branch.

 10.(iv)(J)     Form of Montgomery Ward Special Retention Plan document
                entered into with the following persons: Alan E. DiGangi, Spencer H. Heine, Carol J. Harms, Robert A. Kasenter,
                Frederick E. Meiser, Edwin G. Pohlmann, Robert J.
                Stevenish and John Workman.

                     PART II - OTHER INFORMATION

 10.(iv)(K)     Letter agreement dated March 1, 1996
                between the Company and John L. Workman.

 10.(iv)(L)     Form of Montgomery Ward Change of Control Security Plan
                document entered into with the following persons:
                Alan E. DiGangi, Spencer H. Heine, Carol J. Harms,
                Robert A. Kasenter, Frederick E. Meiser, Edwin G. Pohlmann,
                Robert J. Stevenish and John L. Workman.

 27.            Financial Data Schedule.

   (b)   Reports on Form 8-K.

      On January 16, 1996, the Company filed a Form 8-K with respect to the acquisition by Montgomery Ward of all of the outstanding stock of Amoco Enterprises, Inc. from Amoco Oil Holding Company on December 31, 1995. The press release issued by the Company on January 2, 1996 was attached as an exhibit thereto.

                              SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


REGISTRANT               MONTGOMERY WARD HOLDING CORP.


BY                       JOHN L. WORKMAN
NAME  AND TITLE          John L. Workman, Executive Vice President
and
                         Chief Financial Officer
DATE:                    May 14, 1996