Form 10-Q
period 1996-06-29
MONTGOMERY WARD HOLDING CORP
filed 1996-08-13
CIK 836974

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                  WASHINGTON, D.C.  20549-1004

                          ___________

                           FORM 10-Q

(MARK ONE)
     X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934
          FOR THE QUARTERLY PERIOD ENDED JUNE 29, 1996

                                OR

    __  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

                 Commission File Number 0-17540


                  MONTGOMERY WARD HOLDING CORP.
     (Exact Name Of Registrant As Specified In Its charter)


             Delaware                        36-3571585
         (State  Of  Incorporation)    (I.R.S.Employer Identification No.)


  Montgomery Ward Plaza, Chicago, Illinois             60671
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

                                  Yes       X        No______

   As  of  July 27, 1996 the Registrant had 18,722,038 shares  of
Class  A  Common  Stock and 25,000,000 shares of Class  B  Common
Stock of the Registrant outstanding.
                          PART 1 - FINANCIAL INFORMATION


Item 1.  Financial Statements


                              INDEX

                                                           Page
Montgomery Ward Holding Corp.

Consolidated Statement of Income............................2

Consolidated Balance Sheet..................................4

Consolidated Statement of Cash Flows........................5

Notes to Consolidated  Financial Statements.................7





                  MONTGOMERY WARD HOLDING CORP.
                CONSOLIDATED STATEMENT OF INCOME
                          (UNAUDITED)


                                            For the 13-Week
                                             Periods Ended
                                           June 29,  July 1,
                                             1996      1995

(Millions, except per share amounts)
Revenues
   Net sales, including leased and
   licensed department sales............... $ 1,354     $ 1,520

   Direct response marketing revenues,
   including insurance.....................     180         135
      Total Revenues.......................   1,534       1,655

Costs and Expenses
   Cost of goods sold, including net
   occupancy and buying expense............   1,210       1,098
   Operating, selling, general and
   administrative expenses, including
   benefits and losses of direct
   response operations (Note 3)............     396         405
   Interest expense........................      25          24
     Total Costs and Expenses..............   1,519       1,639

Income Before Taxes........................      15          16
Income Tax Expense.........................       4           5

Net Income.....................................  11          11
Preferred Stock Dividend Requirements (Note 4).   3           1

Net Income Applicable to Common Shareholders... $ 8        $ 10


Net Income per Common Share (Note 2)
Class A........................................ $ .20     $ .25

Class B........................................ $ .18     $ .20


Cash dividends per Common Share                    $ -       $ -
          See notes to consolidated financial statements.

                  MONTGOMERY WARD HOLDING CORP.
                CONSOLIDATED STATEMENT OF INCOME
                          (UNAUDITED)


                                            For the 26-Week
                                             Periods Ended
                                           June 29,  July 1,
                                             1996      1995

(Millions, except per share amounts)
Revenues
 Net sales, including leased and
 licensed department sales...............  $ 2607    $ 2,877
 Direct response marketing revenues,
 including insurance.....................     362        265
   Total Revenues........................   2,969      3,142

Costs and Expenses
 Cost of goods sold, including net
 occupancy and buying expense.............  2,136      2,286
 Operating, selling, general and
 administrative expenses, including
 benefits and losses of direct
 response operations (Note 3).............    848        804
 Interest expense.........................     47         43
    Total Costs and Expenses..............  3,031      3,133

(Loss)/Income Before Taxes................    (62)         9
Income Tax (Benefit)/Expense..............    (25)         2

Net (Loss)/Income.........................    (37)         7
Preferred Stock Dividend Requirements (Note 4)  6          2

Net (Loss)/Income Applicable to
 Common Shareholders......................    (43)         5

Net (Loss)/Income per Common Share (Note 2)
Class A...................................  (1.05)       .12
Class B...................................   (.90)       .10

Cash dividends per Common Share              $ -         $ -

         See notes to consolidated financial statements.
                   MONTGOMERY WARD HOLDING CORP.
                   CONSOLIDATED BALANCE SHEET



                                             June    December
                                             29,       30,
                                             1996      1995
                                           (Unaudi
                                             ted)
                             ASSETS

(Millions)
Cash and cash equivalents..................$  47        $ 37
Short-term investments.....................    -           1
Investments of insurance operations........  315         345
   Total Cash and Investments..............  362         383

Trade and other accounts receivable........  224         166
Accounts   and   notes   receivable    from
affiliates.................................   30          22
   Total Receivables.......................  254         188

Merchandise inventories................... 1,580       1,770
Prepaid pension cost........................ 340         335
Prepaid federal income taxes................  23           -
Properties, plants and equipment, net of
accumulated depreciation and
amortization.............................. 1,327       1,366
Direct  response and insurance  acquisition
costs.....................................   564         395
Other assets..............................   521         447
Total Assets.............................. 4,971       4,884

              LIABILITIES AND SHAREHOLDERS' EQUITY

Short-term debt...........................   676         160
Trade accounts payable.................... 1,435       1,804
Federal income taxes payable..............     -           6
Accrued liabilities and other
obligations................................ 1,165      1,195
Insurance policy claim
reserves...................................   237        236
Long-term debt ............................   419        423
Obligations under capital
leases.....................................    63        66
Deferred income
taxes......................................   160       119
  Total Liabilities........................ 4,155     4,009


Commitments and Contingent Liabilities (Note 6)

Redeemable Preferred Stock  (Note 4)........   175       175

Shareholders' Equity
 Common stock...............................     1         1
 Capital in excess of par value.............    49        45
 Retained earnings..........................   715       758
 Unrealized gain on marketable securities...     8        10
   Less:  Treasury stock, at cost........... (132)     (114)
          Total Shareholders'Equity.........   641       700
Total Liabilities and Shareholders'Equity..$ 4,971   $ 4,884

         See notes to consolidated financial statements.
                  MONTGOMERY WARD HOLDING CORP.
              CONSOLIDATED STATEMENT OF CASH FLOWS
                          (UNAUDITED)

                                            For the 26-Week
                                             Periods Ended
                                           June 29,  July 1,
(Millions)                                   1996      1995

Cash flows from operating activities:
  Net (Loss)/Income........................ $ (37)   $    7
  Adjustments to reconcile net income loss to net cash
  provided  by  (used  for)  operating activities:
   Depreciation and amortization............   61        59
   Amortization of Goodwill.................    5         3
   Amortization of Direct response and
   insurance acquisition costs .............   95        68
   Deferred income taxes....................    1        22
   Gain on sale of assets...................   (3)        -
      Net loss adjusted for non-cash expenses 122       159
Changes    in    operating    assets    and
liabilities:
  (Increase) decrease in:
    Trade and other accounts receivable..... (33)      (3)
    Accounts and notes receivable from
    affiliates..............................  (8)       6
    Merchandise inventories................. 190       42
    Prepaid pension cost....................  (5)      (4)
    Federal  income taxes  receivable, net.. (28)     (22)
    Direct    response    insurance
    acquisition costs.......................(140)     (93)
    Other assets............................  (1)     (34)
   Increase (decrease) in:
     Trade accounts payable.................(372)    (500)
     Federal income  taxes  payable, net...    -      (10)
     Accrued liabilities and other
     obligations........................... (112)    (158)
     Insurance policy claim reserves.......    1         4
       Net cash used for operations........ (386)     (613)

Cash flows from investing activities:
     Investment in Merchant Partners.......   (3)        -
     Acquisition of Amoco Enterprises...... (100)        -
     Purchase of short-term investments....  (20)      (18)
     Purchase  of investments of  insurance
     operations............................ (335)     (261)
     Sale of short-term investments........   21         4
     Sale   of  investments  of  insurance
     operations............................  358       269
     Capital expenditures..................  (29)      (47)
     Disposition of properties, plants  and
     equipment, net........................   10        12
       Net cash used for investing activities(98)      (41)

         See notes to consolidated financial statements.
                  MONTGOMERY WARD HOLDING CORP.
              CONSOLIDATED STATEMENT OF CASH FLOWS
                          (UNAUDITED)



                                              For the 26-Week
                                               Periods Ended
                                            June 29,   July 1,
(Millions)                                    1996       1995

Cash flows from financing activities:
 Proceeds from short-term borrowings, net $ 516     $ 675
 Payments of Montgomery Ward long-term debt  (4)       (5)
 Payments of obligations under capital leases(3)       (3)
 Proceeds from issuance of common stock       3         1
 Cash dividends paid.......................  (6)       (2)
 Purchase of treasury stock, at cost....... (12)       (4)
  Net cash provided by financing activities 494       662

Increase in cash and cash equivalents......  10         8
Cash  and  cash equivalents at  beginning  of
period...........................            37        33
Cash   and   cash  equivalents  at   end   of
period.................................... $ 47        41


Supplemental   disclosure   of   cash    flow
information:
 Cash paid during the period for:
 Income taxes.........................     $ 2       $ 22
 Interest.............................    $ 48       $ 41

Non-cash investing activity:
 Change  in  unrealized gain on marketable
 equity securities....................    $ (1)      $  8

Non-cash financing activity:
 Notes  issued  for purchase  of  treasury
 stock..................................   $ 6       $  -









         See notes to consolidated financial statements.

                  MONTGOMERY WARD HOLDING CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Millions of dollars, except per share amounts)


1.   Accounting Policies

    Basis of Presentation

   The Consolidated Balance Sheet as of June 29, 1996 and the Consolidated Statements of Income for the thirteen- and twenty six-weeks ended June 29, 1996 and July 1, 1995, and the Consolidated Statements of Cash Flows for the twenty-six weeks then ended are unaudited. The interim financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The interim financial statements should be read in the context of the financial statements and notes thereto filed with the Securities and Exchange Commission in MW Holding's 1995 Annual Report on Form 10-K. Capitalized terms not otherwise defined herein have the meaning ascribed to such terms in the 1995 Annual Report on Form 10-K. Certain prior period amounts have been reclassified to be comparable with the current period presentation.

   Accounting for Long-Lived Assets

   Effective December 31, 1995, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The provisions require a review of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined that an impairment loss has occurred based on expected undiscounted future cash flows, the loss will be recognized in the income statement and certain disclosures will be made regarding the impairment. There was no financial impact from the adoption of this statement on the financial statements for the first half of 1996.

2. Net Income/(Loss) Per Common Share

   Net Income/(Loss) per common share is computed as follows:
                                          For the 13 Week
                                           Periods Ended
                                 June 29, 1996       July 1, 1995
                                Class A Class B    Class A  Class B

   Net Earnings applicable  to
   Common Shareholders            $4       $4         $5       $5

   Weighted average number of common
   shares outstanding        19,694,993   25,000,000   20,149,005   25,000,000
   Net Earnings per share       $.20     $.18       $.25      $.20

                   MONTGOMERY WARD HOLDING CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Millions of dollars, except per share amounts)


2.  Net Income/(Loss) Per Common Share (continued)

                                        For the 26-Week
                                         Periods Ended
                              June 29, 1996         July 1, 1995

                               Class A   Class B     Class A  Class B
  (Loss)/Earnings applicable to
  Common Shareholders            $(20)     $(23)        $2        $3

  Weighted  average  number of
  common shares outstanding 19,230,872  25,000,000 20,246,555  25,000,000

  (Loss)/Earnings per share     $(1.05)    $(.90)      $.12      $.10

3. Insurance Benefits and Losses

   Operating, selling, general and administrative expenses include insurance benefits and losses related to direct response marketing operations of $35 and $29 for the 13-week periods ended June 29, 1996 and July 1, 1995, respectively, and $74 and $57 for the 26-week periods then ended. The increases of $6 and $17, respectively, are due primarily to the acquisition of the Amoco Motor Club (see Note 5 to the Consolidated Financial Statements).

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

   Dividends  on  the  New  Senior Preferred  Stock  are  payable quarterly at an annual rate of $7,010 per share. The Company is required to redeem the New Senior Preferred Stock on June 30, 2002, with the option of redeeming all or any portion prior to June 30, 2002.
                  MONTGOMERY WARD HOLDING CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Millions of dollars, except per share amounts)


5. Acquisition of Amoco Enterprises, Inc.

   On December 31, 1995, Montgomery Ward acquired all of the outstanding capital stock of Amoco Enterprises, Inc. (Enterprises), operator of the Amoco Motor Club and a wholly-owned subsidiary of Amoco Oil Holding Company. The purchase price was $100. The acquisition was financed through the use of the majority of the proceeds generated from the issuance of the MW Senior Preferred Stock. On January 2, 1996, Montgomery Ward's wholly-owned subsidiary, Signature, purchased Enterprises from Montgomery Ward for $100.

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

   The preliminary allocation is summarized as follows:

   Accounts receivable...................... $   25
   Federal income tax receivable............      1
   Properties, plant & equipment............      3
   Direct response and insurance
    acquisition costs.......................    123
   Goodwill.................................     67
   Other assets.............................      4
   Trade accounts payable...................     (3)
   Accrued liabilities and other
    obligations.............................    (76)
   Deferred income taxes....................    (44)
                                               ____
                                             $  100


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


                  MONTGOMERY WARD HOLDING CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Millions of dollars, except per share amounts)


7. Customer Credit Agreement

      A. Effective April 1, 1996, Montgomery Ward entered into interim agreements with GE Capital and its wholly-owned subsidiaries Montgomery Ward Credit Corporation ("Montgomery Ward Credit") and Monogram Credit Card Bank of Georgia ("Monogram") reflecting a prior memorandum of understanding with GE Capital pursuant to which Monogram is extending credit to retail customers of Montgomery Ward under open-ended revolving credit plans on a non recourse basis.

            In the Montgomery Ward memorandum of understanding, interim agreements provide for the sharing of certain additional revenues generated by increases in interest rates and late fee charges to customers with the extension of credit to the customers made directly by Monogram. Certain of these additional revenues will be applied to reduce the obligations of Montgomery Ward for prior losses incurred under the original Account Purchase Agreement with Montgomery Ward Credit and Montgomery Ward's obligation to pay Credit losses in excess of 3.9% of the average receivable balance up to 5%, and 50% of the losses in excess of 5% up to 8%, incurred by Monogram under the new agreements. Except as noted above, the new agreements together generally impose obligations upon and provide benefits to Montgomery Ward and GE Capital and its subsidiaries, Montgomery Ward Credit and Monogram similar to the prior arrangements under the Account Purchase Agreement.

            The interim agreement provided that if definitive agreements are not entered into by July 31, 1996 by
      Montgomery Ward, Monogram, Montgomery Ward Credit and GE Capital permanently implementing the changes contemplated by the memorandum of understanding and interim agreements for the Montgomery Ward credit customers, Montgomery Ward credit transactions will revert to the original Account Purchase Agreement. The date for entering into the definitive agreement was amended to August 14, 1996 by the parties.

      B. Effective March 13, 1996, Lechmere, Inc., a subsidiary of Montgomery Ward, entered into interim agreements with GE Capital and its wholly-owned subsidiaries Montgomery Ward Credit and Monogram reflecting a prior memorandum of understanding with GE Capital pursuant to which Monogram is extending credit to retail customers of Lechmere under open-end revolving credit plans on a non-recourse basis.
                  MONTGOMERY WARD HOLDING CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Millions of dollars, except per share amounts)


7. Customer Credit Agreement (continued)

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

   C. Pursuant  to  an agreement dated April 3, 1996,  Montgomery
      Ward and Lechmere agreed to sell to Montgomery Ward Credit receivables from certain commercial customers of Montgomery
      Ward and Lechmere.

8.    Related Party Transactions

      A.   Montgomery Ward Direct L.P. (MW Direct)

            The Company was a partner in a joint venture, MW Direct, formed through a partnership in 1991 between subsidiaries of Montgomery Ward and subsidiaries of Fingerhut Companies, Inc., a Minneapolis, Minnesota specialty-based catalog merchandiser.

            In June of 1996, the subsidiaries of Fingerhut Companies withdrew from the partnership. Immediately prior to the withdrawal, the Fingerhut Partners contributed to the capital of MW Direct cash and all claims that the Fingerhut subsidiaries had against MW Direct.

            Also in June of 1996, the Company and ValueVision International, Inc. (ValueVision) a Minneapolis, Minnesota based television home shopping enterprise entered into a memorandum of understanding, whereby ValueVision would acquire the assets and assume the liabilities of MW Direct as part of a restructuring of the marketing agreement between Montgomery Ward and ValueVision as discussed below.
                   MONTGOMERY WARD HOLDING CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Millions of dollars, except per share amounts)


8.    Related Party Transactions (continued)

      B.   ValueVision International, Inc.

            ValueVision and Montgomery Ward & Co., announced an expansion and restructuring of their ongoing marketing agreement as well as ValueVision's acquisition of the assets and assumption of liabilities of Montgomery Ward Direct, L.P.

            ValueVision's sales promotion rights will be expanded beyond the current television home shopping arena to include the full use of the Montgomery Ward name, servicemark, and 10 million-plus active credit card file for direct mail catalogs and ancillary promotions. The new agreement also extends to the Lechmere name and customer file, acquired by Montgomery Ward in 1994 when it purchased the New England-based electronics and appliance retailer.


            ValueVision will issue to Montgomery Ward warrants to purchase 3.0 million shares of ValueVision common stock at an exercise price of $0.01 per share. The new warrants will replace 18,000,000 unvested warrants from an earlier grant of 25,000,000 ValueVision warrants exercisable at prices ranging from $7.00-$17.00. ValueVision will also issue to Merchant Partners L.P. (Merchant Partners) warrants to purchase 0.2 million shares of ValueVision common stock at an exercise price of $0.01 per share. Montgomery Ward is a limited partner in Merchant Partners.

            The  earlier  warrant program  had  been  subject  to
      certain vesting conditions and termination rights which do not apply to the replacement grant. Under the new agreements, Montgomery Ward's potential ownership of
      ValueVision, on a fully diluted basis, following the exercise of all warrants would be 26%.

           Subject to the completion of due diligence, definitive agreements are expected to be signed in the Third Quarter of 1996 with consolidation of the Montgomery Ward Direct business in ValueVision's operations expected to begin immediately thereafter.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
   The following discussion and analysis of results of operations for MW Holding compares the second quarter of 1996 to the second quarter of 1995, as well as the first six months of 1996 to the first six months of 1995. All dollar amounts referred to in this discussi1on are in millions, and all income and expense items are shown before income taxes, unless specifically stated otherwise.

   MW Holding's business is seasonal, with one-third of the sales traditionally occurring in the fourth quarter; accordingly, the results of operations for the quarter and the first six months are not necessarily indicative of the results for the entire year.
                   MONTGOMERY WARD HOLDING CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Millions of dollars, except per share amounts)


Item  2.   Management's  Discussion  and  Analysis  of  Financial
   Condition and Results of Operations
             (continued)

Results of Operations (continued)

Second Quarter 1996 Compared with Second Quarter 1995

   Consolidated  total  revenues (net sales and  direct  response marketing revenues, including insurance)  were $1,534 in  1996 compared with $1,655 in 1995, a decrease of $121  or 7%.

   Net sales were $1,354 in 1996 compared with $1,520 in 1995, a decrease of $166 or 11%. Sales were negatively impacted by inventory reduction initiatives. The Company is in the process of implementing a merchandising program which focuses on narrowing the assortments and obtaining significant volume through key items and categories. This program should have a positive impact on sales in the Fall season. Net sales were also negatively impacted by a reduction in advertising pages of 16% and other promotional activity which were done in response to the significant increases in paper and printing costs. As paper costs have continued to moderate, the Fall season should reflect an increase over the prior year in terms of the number of advertising pages.

   The Company will invest over $40 in its retail business in the Third Quarter with the opening of six new "Home Image" stores and one new full-line store. "Home Image" is a new retailing concept which integrates home furnishings, electronics, home office products and appliances in room settings that complement the individual product lines' presentations. The first six stores are located in middle markets and combine merchandising elements of Electric Avenue & More, Home Ideas and Lechmere operations in order to maximize sales potential. These store openings should have a positive sales impact for the Fall season.

   Montgomery Ward store sales for the quarter decreased  14%  in
   softlines   (Apparel  and  Domestics)  and  6%  in   hardlines
   (Electronics and Furniture).  Comparable store sales decreased
   9%.

   Lechmere  total and comparable store sales decreased  22%  for the  quarter.  As was the case in the First Quarter  of  1996,
   Lechmere  continued to be negatively impacted by  three  major
   issues.   First, was the integration of Lechmere  systems
   into  those  of  Montgomery  Ward  which  temporarily  created inventory imbalances and significant out-of-stock problems  in key  items.  Second, was the dispute involving the
   credit portfolio and its previous provider which delayed the transfer to Monogram Bank/GE Capital (which services the Montgomery
   Ward  credit card) until April 1996.   The credit portfolio
   transition is complete and should not  impact  the  Fall  season.
   Third, was a reduction in advertising pages as discussed above. Lechmere has begun a new advertising strategy in the Third
   Quarter in an effort to bring back customers. This strategy emphasizes Lechmere's strength in outstanding value on key brands and should positively affect Fall season sales.



                   MONTGOMERY WARD HOLDING CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (Millions of dollars, except per share amounts)


Item  2.   Management's  Discussion  and  Analysis  of  Financial
   Condition and Results of Operations
             (continued)

Results of Operations (continued)

Second Quarter 1996 Compared with Second Quarter 1995 (continued)

   Credit sales continued to decline compared to last year in the Second Quarter for Montgomery Ward. The decrease was attributable to a decline in the number of new accounts which started in the Fourth Quarter of 1995 and also due to a March, 1996 notification to the credit card customer base of the transfer of their accounts from Montgomery Ward Credit to Monogram Bank/GE Capital. Programs for acquisition of new credit card customers were established at the end of the First Quarter to provide an increase in new accounts for the entire year. For the Second Quarter new accounts from the continuous store base increased 23% over the prior year.

   Direct response marketing revenues were $180 in 1996 compared with $135 in 1995, an increase of $45 or 33%. The increase was primarily due to the Amoco acquisition of $26 (see Note 5 to Consolidated Financial Statements) with the remaining increase of $19 due to increases in club memberships, club prices and insurance policyholders.

   Gross margin (net sales less cost of goods sold) dollars were $260, a decrease of $50 or 16%. The decrease was due to decreases in gross margin rate of $13 and sales volume of $43 offset by a decrease in other expenses of $4. The decrease in gross margin rate was due to continued competitive pressures and aggressive liquidation efforts designed to narrow merchandise assortments which began in the First Quarter and continued into the Second Quarter.

   Operating, selling, general and administrative expenses decreased $9, primarily due to decreased operating and other administrative expenses of Montgomery Ward and Lechmere of $54, offset by the Second Quarter benefits and expenses of the Amoco Motor Club of $24; increased payroll and other administrative expenses of Signature of $18, primarily due to Signature's continued growth of business; and decreased income from the sale of product service contracts of $3.

   Net income was $11 for the second quarters of 1996 and 1995.









                  MONTGOMERY WARD HOLDING CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (Millions of dollars, except per share amounts)


Item  2.   Management's  Discussion  and  Analysis  of  Financial
   Condition and Results of Operations
             (continued)

Results of Operations (continued)

First Six Months of 1996 Compared with First Six Months of 1995

   Consolidated total revenues were $2,969 compared  with  $3,142 in 1995, a decrease of $173 or 6%.

   Net sales decreased $270 or 9%. Comparable store sales decreased 7%. Montgomery Ward store sales for the six months decreased 13% in apparel and domestics and 4% in hardlines. Lechmere total and comparable store sales decreased 22%. In addition to the competitive Retail environment, a material reduction in advertising pages of 28% coupled with the inventory reduction initiatives negatively impacted sales. Fall season sales should be positively impacted by new merchandising and advertising strategies, increased advertising page counts, better in-stock position on key items and categories and programs initiated for the acquisition of new credit card customers.

   Direct response marketing revenues increased $97 or 37%, primarily due to the Amoco acquisition of $53 and increases in club, insurance and other revenues of $44.

   Gross margin dollars decreased $116 due to decreases in gross margin rate of $51 and sales volume of $71 offset by a decrease in other expenses of $6. Continued competitive pressures and inventory liquidation efforts contributed to the decrease in gross margin rate for the six months.

   Operating, selling, general and administrative expenses increased $44 from the prior year, primarily due to the 1996 benefits and expenses of the Amoco Motor Club of $50. Other factors included increased payroll and other administrative expenses of Signature of $40, primarily due to Signature's continued growth of business; decreased income from the sale of product service contracts of $8 and the impact of new store openings of $5; partially offset by decreased operating and other administrative expenses of Montgomery Ward and Lechmere of $59.

   Net interest expense increased $4 from the prior year due to increased borrowings (as more fully discussed in the Discussion of Financial Condition), and higher average borrowing rates related to long-term borrowings placed in 1995 to extend the maturity and fix the interest rate on a significant portion of the Company's debt.

   Net loss for the six months was $37 versus net income of $7 in 1995.


                   MONTGOMERY WARD HOLDING CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (Millions of dollars, except per share amounts)


Item  2.   Management's  Discussion  and  Analysis  of  Financial
   Condition and Results of Operations
             (continued)

Discussion of Financial Condition

   Montgomery Ward is the only direct subsidiary of MW Holding and, therefore, Montgomery Ward and its subsidiaries are MW
   Holding's sole source of funds.

   Montgomery Ward has entered into interest rate exchange and cap agreements with various banks to offset the market risk associated with an increase in interest rates under both the Long Term and Short Term Agreement. The aggregate notional principal amounts under the interest rate exchange agreement is $175 in 1996. Under the terms of the interest rate exchange agreements, Montgomery Ward pays the banks a weighted average fixed rate of 7.4% multiplied by the notional principal amount in 1996 and will receive the one-month daily average London Interbank Offered (LIBO) rate multiplied by the notional principal amount. The average aggregate notional principal amount under the various cap agreements is $158 in 1996. Under the terms of the cap agreements, Montgomery Ward receives payments from the banks when the one-month daily average LIBO rate exceeds the 6.0% cap strike rate in 1996. Such payments will equal the amount determined by multiplying the notional principal amount by the excess of the percentage rate, if any, of the one-month daily average LIBO rate over the cap strike rate. The interest rate exchange and cap agreements increased the effective borrowing rate under the Agreements by .86% for the 26-week period ended June 29, 1996.

   Montgomery  Ward  is exposed to credit risk in  the  event  of nonperformance  by  the other parties  to  the  interest  rate
   exchange   and   cap  agreements;  however,  Montgomery   Ward
   anticipates full performance by the counterparties.

   Net cash used in the Company's operating activities totaled $386 for the first half of 1996, which was $227 favorable to the cash used in operating activities of $613 for the same period in 1995. The improvement in cash flow primarily resulted from a $148 net cash source improvement due to inventory reduction with a corresponding accounts payable improvement of $128 over the same period in 1995, which was a result of inventory management initiatives.

   Net cash provided by financing activities totaled $494 for the first six months of 1996, compared to $662 for the same period in 1995. The decrease was primarily due to decreased borrowings under the Agreements. Borrowings decreased as inventory purchases decreased in conjunction with inventory management initiatives.


                  MONTGOMERY WARD HOLDING CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (Millions of dollars, except per share amounts)

Item  2.   Management's  Discussion  and  Analysis  of  Financial
   Condition and Results of Operations
             (continued)

Discussion of Financial Condition (continued)

   Future cash needs are expected to be provided by ongoing operations, the arrangements with Monogram Bank/GE Capital and Montgomery Ward Credit pertaining to the extension of credit to the Company's customers.

   Capital expenditures during the first half of 1996 of $29 were primarily related to expenditures for the opening of one full-line store and six Home Image stores. Capital expenditures for the comparable 1995 period were $47.











                      PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.

   None.

Item 2.  Changes in Securities.

   None.

Item 3.  Defaults Upon Senior Securities.

   None.

Item 4.  Submission of Matters to a Vote of Security Holders.

   None

Item 5.  Other Information.

   Information included in this Report on Form 10-Q relating to sales and earnings expectations constitutes forward-looking statements that involve a number of risks and uncertainties. From time to time, information provided by the Company or statements made by its employees may contain other forward-looking statements. Factors that could cause actual results to differ materially from the forward-looking statements include but are not limited to: general economic conditions including inflation, consumer debt levels, trade restrictions and interest rate fluctuations; competitive factors including pricing pressures, technological developments and products offered by competitors; inventory risks due to changes in market demand or the Company's business strategies; and changes in effective tax rates. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 6.  Exhibits and Reports on Form 8-K.

   (a)   Exhibits

27.   Financial Data Schedule.

   (b)   Reports on Form 8-K.

      None.






                              SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


REGISTRANT               MONTGOMERY WARD HOLDING CORP.


BY                       JOHN L. WORKMAN
NAME   AND  TITLE        John  L.  Workman,  Executive   Vice
President and
                         Chief Financial Officer
DATE:                    August 12, 1996