Form 10-Q
period 1996-09-28
MONTGOMERY WARD HOLDING CORP
filed 1996-11-12
CIK 836974

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549-1004

                                 ____________

                                   FORM 10-Q

(MARK ONE)
         X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 28, 1996

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

                         Yes  X       No
                             ---          -----

     As of October 26, 1996 the Registrant had 18,695,859 shares of Class A Common Stock and 25,000,000 shares of Class B Common Stock of the Registrant outstanding.

                        PART 1 - FINANCIAL INFORMATION


Item 1.  Financial Statements


                                     INDEX

                                                                     Page
Montgomery Ward Holding Corp.

   Consolidated Statement of Income...........................        2

   Consolidated Balance Sheet.................................        4

   Consolidated Statement of Cash Flows.......................        5

   Notes to Consolidated Financial Statements.................        7



                         MONTGOMERY WARD HOLDING CORP.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)


                                                  For the 13-Week
                                                   Periods Ended
                                           September 28,    September 30,
                                               1996             1995

(Millions, except per share amounts)
Revenues
   Net sales, including leased and
    licensed department sales...........       $1,376          $1,562
   Direct response marketing revenues,
    including insurance.................          191             142
                                               ------          ------
       Total Revenues...................        1,567           1,704
                                               ------          ------
Costs and Expenses
 Cost of goods sold, including net
  occupancy and buying expense..........        1,096           1,240
 Operating, selling, general and
  administrative expenses, including
  benefits and losses of direct response
  operations............................          501             435
 Interest expense.......................           28              24
                                               ------          ------
     Total Costs and Expenses...........        1,625           1,699
                                               ------          ------

(Loss)/Income Before Taxes..............          (58)              5
Income Tax (Benefit)/Expense............          (23)              2
                                               ------          ------
Net (Loss)/Income.......................          (35)              3
Preferred Stock Dividend Requirements...            3               1
                                               ------          ------
Net (Loss)/Income Applicable to
 Common Shareholders....................       $  (38)         $    2
                                               ======          ======

Net (Loss)/Income per Common Share
 Class A................................        $(.95)           $.05
 Class B................................        $(.82)           $.04


                See notes to consolidated financial statements.

                         MONTGOMERY WARD HOLDING CORP.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)


                                                For the 39-Week
                                                 Periods Ended
                                          September 28,    September 30,
                                              1996             1995

(Millions, except per share amounts)
Revenues
  Net sales, including leased and
    licensed department sales.............   $3,984           $4,439
   Direct response marketing revenues,
      including insurance.................      553              407
                                          -------------    -------------
         Total Revenues...................    4,537            4,846
                                          -------------    -------------

Costs and Expenses
  Cost of goods sold, including net
    occupancy and buying expense..........    3,233            3,528
  Operating, selling, general and
    administrative expenses, including
    benefits and losses of
    direct response operations............    1,349            1,237
  Interest expense........................       75               67
                                          -------------    -------------
         Total Costs and Expenses.........    4,657            4,832
                                          -------------    -------------

(Loss)/Income Before Taxes................     (120)              14
Income Tax (Benefit)/Expense..............      (48)               4
                                          -------------    -------------

Net (Loss)/Income.........................      (72)              10
Preferred Stock Dividend Requirements.....        9                3
                                          -------------    -------------

Net (Loss)/Income Applicable to
  Common Shareholders.....................   $  (81)          $    7
                                          =============    =============


Net (Loss)/Income per Common Share
  Class A.................................   $(1.99)          $  .17
  Class B.................................   $(1.73)          $  .14

Cash dividends per Common Share...........   $    -           $    -

                See notes to consolidated financial statements.

                         MONTGOMERY WARD HOLDING CORP.
                          CONSOLIDATED BALANCE SHEETS



                                            September 28,   December 30,
                                                1996            1995
                                             (Unaudited)

                                     ASSETS

(Millions)
Cash and cash equivalents....................  $   42          $   37
Short-term investments.......................       3               1
Investments of insurance operations..........     311             345
                                               ------          ------
     Total Cash and Investments..............     356             383

Trade and other accounts receivable..........     243             166
Accounts and notes receivable from
 affiliates..................................      32              22
                                               ------          ------
     Total Receivables.......................     275             188

Merchandise inventories......................   1,762           1,770
Prepaid pension cost.........................     337             335
Prepaid federal income taxes.................      48               -
Properties, plants and equipment, net of
  accumulated depreciation and
  amortization...............................   1,319           1,366
Direct response and insurance
  acquisition costs..........................     579             395
Other assets.................................     541             447
                                               ------          ------
     Total Assets............................  $5,217          $4,884
                                               ======          ======

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Short-term debt..............................  $  819          $  160
Trade accounts payable.......................   1,507           1,804
Federal income taxes payable.................       -               6
Accrued liabilities and other
 obligations.................................   1,158           1,195
Insurance policy claim reserves..............     237             236
Long-term debt...............................     495             423
Obligations under capital leases.............      62              66
Deferred income taxes........................     165             119
                                               ------          ------
     Total Liabilities.......................   4,443           4,009

Commitments and Contingent Liabilities

Redeemable Preferred Stock...................     175             175

Shareholders' Equity
  Common stock...............................       1               1
  Capital in excess of par value.............      49              45
  Retained earnings..........................     677             758
  Unrealized gain on marketable
    securities...............................       6              10
  Less:  Treasury stock, at cost.............    (134)           (114)
                                               ------          ------
     Total Shareholders' Equity..............     599             700
                                               ------          ------
Total Liabilities and Shareholders'
  Equity.....................................  $5,217          $4,884
                                               ======          ======

                See notes to consolidated financial statements.

                         MONTGOMERY WARD HOLDING CORP.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                              For the 39-Week
                                                               Periods Ended
                                                         September 28,    September 30,
(Millions)                                                   1996             1995

Cash flows from operating activities:
 Net (Loss) Income.....................................     $ (72)           $  10
 Adjustments to reconcile net (loss) income to net
  cash provided by (used for) operating activities:
   Depreciation and amortization.......................        93               89
   Amortization of Goodwill............................         7                4
   Amortization of Direct response and
    insurance costs....................................       147              103
   Deferred income taxes...............................        (5)              (5)
   Gain on sale of assets..............................        (3)             (10)
                                                            -----            -----
     Net (loss) income adjusted for non-cash expenses..       167              191
                                                            -----            -----
Changes in operating assets and liabilities:
 (Increase) decrease in:
   Trade and other accounts receivable.................       (52)             (24)
   Accounts and notes receivable from affiliates.......       (10)             (14)
   Merchandise inventories.............................         8             (169)
   Prepaid pension cost................................        (3)              (5)
   Federal income taxes receivable, net................       (48)
   Direct response insurance acquisition costs.........      (208)            (140)
   Other assets........................................       (21)             (47)
 Increase (decrease) in:
   Trade accounts payable..............................      (300)            (233)
   Federal income taxes payable, net...................        (6)             (10)
   Accrued liabilities and other obligations...........      (120)            (159)
   Insurance policy claim reserves.....................         1                2
                                                            -----            -----
     Net cash used for operations......................      (592)            (608)
                                                            -----            -----

Cash flows from investing activities:
 Investment in ValueVision International, Inc..........        --               (8)
 Investment in Merchant Partners.......................        (7)              --
 Acquisition of Amoco Enterprises......................      (100)              --
 Purchase of short-term investments....................       (19)             (14)
 Purchase of investments of insurance operations.......      (495)            (465)
 Sale of short-term investments........................        31               14
 Sale of investments of insurance operations...........       521              443
 Capital expenditures..................................       (55)             (90)
 Disposition of properties, plants and equipment, net..        12               24
                                                            -----            -----
     Net cash used for investing activities............     $(112)           $ (96)
                                                            -----            -----

                See notes to consolidated financial statements.

                         MONTGOMERY WARD HOLDING CORP.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                                   For the 39-Week
                                                                    Periods Ended
                                                              September 28,    September 30,
(Millions)                                                        1996             1995

Cash flows from financing activities:
 Net proceeds from short-term borrowings....................     $ 635             $526
 Proceeds from issuance of long-term debt...................       102              205
 Payments of Montgomery Ward long-term debt.................        (6)              (6)
 Payments of obligations under capital leases...............        (5)              (5)
 Proceeds from issuance of Common Stock.....................         3                4
 Cash dividends paid........................................        (6)              (3)
 Purchase of treasury stock, at cost........................       (14)              (7)
                                                                 -----             ----
  Net cash provided by financing activities.................       709              714
                                                                 -----             ----

Increase (decrease) in cash and cash equivalents............         5               10
Cash and cash equivalents at beginning of period............        37               33
                                                                 -----             ----

Cash and cash equivalents at end of period..................     $  42             $ 43
                                                                 =====             ====

Supplemental disclosure of cash flow information
 Cash paid during the period for:
  Income taxes..............................................     $   2             $ 22
  Interest..................................................     $  81               61

Non-cash financing activity:
 Notes issued for purchase of Treasury stock................     $   6             $ --

Non-cash investing activity:
 Change in unrealized gain on marketable equity securities..     $  (4)            $  8

                See notes to consolidated financial statements.

                         MONTGOMERY WARD HOLDING CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Millions of dollars, except per share amounts)


1. Accounting Policies

   Basis of Presentation

   The Consolidated Balance Sheet as of September 28, 1996 and the Consolidated Statements of Income for the thirteen- and thirty-nine weeks ended September 28, 1996 and September 30, 1995, and the Consolidated Statement of Cash Flow for the thirty-nine weeks then ended are unaudited. The interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The interim financial statements should be read in the context of the financial statements and notes thereto filed with the Securities and Exchange Commission in MW Holding's 1995 Annual Report on Form 10-K. Capitalized terms not otherwise defined herein have the meaning ascribed to such terms in the 1995 Annual Report on Form 10-K. Certain prior period amounts have been reclassified to be comparable with the current period presentation.

   Accounting for Long-Lived Assets

   Effective December 31, 1995, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The provisions require a review of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined that an impairment loss has occurred based on expected undiscounted future cash flows, the loss will be recognized in the income statement and certain disclosures will be made regarding the impairment. There was no financial impact from the adoption of this statement on the financial statements for the thirty-nine weeks ended September 28, 1996.

2. Net (Loss)/Earnings Per Common Share

   Net (Loss)/Earnings per common share is computed as follows:

                                                       For the 13-Week
                                                        Periods Ended
                                         September 28, 1996         September 30, 1995
                                       Class A       Class B       Class A      Class B
Net (Loss) Earnings applicable to
    Common Shareholders............    $(18)         $(21)           $1           $1

Weighted average number of common
    shares outstanding.............  19,230,539    25,000,000    20,919,243   25,000,000

Net (Loss) Earnings per share......    $(.95)        $(.82)          $.05         $.04

                         MONTGOMERY WARD HOLDING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Millions of dollars, except per share amounts)

2.  Net (Loss)/Earnings Per Common Share (continued)

                                                       For the 39-Week
                                                        Periods Ended
                                         September 28, 1996         September 30, 1995
                                        Class A       Class B       Class A      Class B
Net (Loss)/Earnings applicable to
   Common Shareholders.............      $(38)         $(43)          $3           $4

Weighted average number of
   common shares outstanding.......   19,269,681    25,000,000    19,915,677   25,000,000

Net (Loss)/Earnings per share......    $(1.99)       $(1.73)         $.17         $.14


3. Insurance Benefits and Losses

   Operating, selling, general and administrative expenses include insurance benefits and losses related to direct response marketing operations of $43 and $28 for the 13-week periods ended September 28, 1996 and September 30, 1995, respectively, and $115 and $83 for the 39-week periods then ended. The increases of $15 and $32, respectively, are due primarily to the costs of the Amoco Motor Club.

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

   The preliminary allocation is summarized as follows:


             Accounts receivable........   $ 25
             Federal income tax
              receivable................      1
             Properties, plant &
              equipment.................      3
             Direct response and
               insurance acquisition
               costs....................    126
             Goodwill...................     67
             Other assets...............      4
             Trade accounts payable.....     (3)
             Accrued liabilities and
              other obligations.........    (76)
             Deferred income taxes......    (47)
                                           ----
                                           $100
                                           ====

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

      In the Montgomery Ward memorandum of understanding, interim agreements provide for the sharing of certain additional revenues generated by increases in interest rates and late fee charges to customers with the extension of credit to the customers made directly by Monogram. Certain of these additional revenues will be applied to reduce the obligations of Montgomery Ward for prior losses incurred under the original Account Purchase Agreement with Montgomery Ward Credit and Montgomery Ward's obligation to pay Credit losses in excess of 3.9% of the average receivable balance up to 5%, and 50% of the losses in excess of 5% up to 8%, incurred by Monogram and Montgomery Ward Credit under the new agreements. Except as noted above, the new agreements together generally impose obligations upon and provide benefits to Montgomery Ward and GE Capital and its subsidiaries, Montgomery Ward Credit and Monogram similar to the prior arrangements under the Account Purchase Agreement.

      The interim agreement provided that if definitive agreements are not entered into by July 31, 1996 by Montgomery Ward, Monogram, Montgomery Ward Credit and GE Capital permanently implementing the changes contemplated by the memorandum of understanding and interim agreements for the Montgomery Ward credit customers, Montgomery Ward credit transactions will revert to the original Account Purchase Agreement. The date for entering into the definitive agreements was amended to November 30, 1996 by the parties.

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

                         MONTGOMERY WARD HOLDING CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Millions of dollars, except per share amounts)


7. Customer Credit Agreement (continued)

      The Lechmere memorandum of understanding and interim agreements provide for a guaranteed Monogram Bank/GE Capital annual return on its equity of 17.50%. For any shortfalls, an annual payment would be made by Lechmere. Any return above 17.50% will be shared equally by Lechmere and Monogram/GE Capital. For any annual credit losses over 4.25% and less than 8% of the average receivable balance, Lechmere is responsible for 50% of said losses. It is envisioned that a similar relationship will be established for Montgomery Ward's "Electric Ave. & More" credit card customer receivables. The original agreement provided that if definitive agreements were not executed by August 31, 1996, the Lechmere interim agreements would expire. The date for entering into the definitive agreements has been amended to December 31, 1996 by the parties.

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

      In July of 1996, the Company and ValueVision International, Inc. (ValueVision) a Minneapolis, Minnesota based television home shopping enterprise entered into an agreement where ValueVision acquired the assets and assumed certain liabilities of MW Direct concurrent with the restructuring of the marketing agreement between Montgomery Ward and ValueVision as discussed below

   B. ValueVision International, Inc. (ValueVision)

      In July of 1996, ValueVision and Montgomery Ward & Co., entered into an agreement for the expansion and restructuring of their ongoing marketing agreement as well as ValueVision's acquisition of the assets and assumption of substantially all liabilities of Montgomery Ward Direct, L.P.

                          MONTGOMERY WARD HOLDING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Millions of dollars, except per share amounts)


8. Related Party Transactions (continued)

   B. ValueVision International, Inc. (ValueVision) (continued)

      ValueVision's sales promotion rights will be expanded beyond the current television home shopping arena to include the full use of the Montgomery Ward name, servicemark, and 10 million-plus active credit card file for direct mail catalogs and ancillary promotions. The new agreement also extends to the use of the Lechmere servicemark and customer file, acquired by Montgomery Ward in 1994 when it purchased the New England-based electronics and appliance retailer.

      ValueVision issued to Montgomery Ward vested warrants (Class P Warrants) to purchase 2.97 million shares of ValueVision common stock at an exercise price of $0.01 per share. The new warrants replaced 18.0 million unvested warrants (Class C-O Warrants) from an earlier grant of 25.0 million ValueVision warrants exercisable at prices ranging from $7.00-$17.00 per share. Concurrent with this agreement, ValueVision issued to Merchant Partners L.P. (Merchant Partners) vested Class P warrants to purchase 199,100 shares of ValueVision common stock at an exercise price of $0.01 per share. Montgomery Ward is a limited partner in Merchant Partners. Montgomery Ward recognized a pretax gain of $8 from the exchange of the Class C-O invested warrants and the exchange of Montgomery Ward Direct assets and liabilities. The gain was included in Operating, selling, general and administrative expense.

      In September of 1996, Montgomery Ward and ValueVision exchanged warrants to purchase ValueVision common stock. Montgomery Ward exchanged 6.0 million of vested warrants (Class A-B Warrants) from the earlier grant of
      25.0 million warrants which were exercisable at prices ranging from $6.50 to $6.75. In return for these warrants, ValueVision exchanged vested warrants (Class P Warrants) to purchase 2.2 million shares of ValueVision common stock at an exercisable price of $0.01 per share. Montgomery Ward recognized a pretax gain of $7 from this transaction which is included in Operating, selling, general and administrative expense.


      The earlier warrant program had been subject to certain vesting conditions and termination rights which do not apply to the replacement grant. Under the new agreements, Montgomery Ward's potential ownership of ValueVision, on a fully diluted basis, following the exercise of all warrants would be 12.95%. Montgomery Ward will account for ValueVision on the Equity Method effective with the agreement commencing on July 28, 1996. No material gains or losses were recognized in the third quarter from this equity investment.

                         MONTGOMERY WARD HOLDING CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Millions of dollars, except per share amounts)


8. Related Party Transactions (continued)

   B. ValueVision International, Inc. (continued)

      Effective with the agreement, consolidation of the Montgomery Ward Direct business in ValueVision's operations commenced on July 28, 1996.

   C. Merchant Partners L.P.

      In September of 1996, Montgomery Ward made a capital contribution to Merchant Partners which consisted of vested warrants (Class P Warrants) to purchase 1.33 million of ValueVision common stock at an exercise price of $.01 per share. These Class P warrants were from those acquired pursuant to the agreement above which exchanged the unvested Class C-O warrants for vested Class P warrants. The value of the capital contribution recorded as an investment in Merchant Partners was $10. Montgomery Ward is a limited partner in Merchant Partners.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The following discussion and analysis of results of operations for MW Holding compares the third quarter of 1996 to the third quarter of 1995, as well as the first nine months of 1996 to the first nine months of 1995. All dollar amounts referred to in this discussion are in millions, and all income and expense items are shown before income taxes, unless specifically stated otherwise.

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

                         MONTGOMERY WARD HOLDING CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Millions of dollars, except per share amounts)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)

Third Quarter 1996 Compared with Third Quarter 1995

   Consolidated total revenues (net sales and direct response marketing revenues, including insurance) were $1,567 in 1996 compared with $1,704 in 1995, a decrease of $137 or 8%.

   Net sales were $1,376 in 1996 compared with $1,562 in 1995, a decrease of $186 or 12%. Montgomery Ward store sales for the quarter decreased 12% in softlines (Apparel, Jewelry and Domestics), and 13% in hardlines (Electronics, Appliances, Furniture and Automotive). Comparable sales for Montgomery Ward and Lechmere decreased 14% for the quarter and comparable store sales decreased 17%.

   Sales were negatively impacted by competitive conditions and the Company's decision to reduce and redeploy inventory in concert with its strategic direction. The Company plans to grow its retail business with narrowed and lower inventory levels in merchandise lines that provide sale and gross margin opportunities. The current transition period is negatively impacted by significant liquidation sales that result in lower retail prices and reduction of new merchandise receipts during the transition period. In Hardlines, the Company is working with its major brand relationships (including Sony, Bose, GE, Maytag, La-Z-Boy, Goodyear and Sealy) to emphasize "Exclusive Values" which are offered at pre-emptive prices by leveraging the Company's volume buying in key categories and items. In Apparel, the assortment is shifting to a focus on casual, lifestyle categories with universal appeal -- denim, active wear, team sports wear (college and professional) and topical (featuring Disney and Warner Bros. characters). These focus categories will competitively position the company in the niche between discounters and department stores and expand the Company's customer base due to their appeal across consumer demographics. The brand assortment in apparel is being strengthened with the addition of Bum, Champion, and Converse to supplement the Company's dominant market share in Lee, Bugle Boy and BIKE.

   To make way for the new strategies in Hardlines and Apparel, the Company is reducing certain lines of merchandise such as exiting suit separates in Apparel and narrowing the number of computers to be carried in Hardlines at Montgomery Ward. These efforts are estimated to have resulted in $36 of incremental markdowns in the Third Quarter. Similar efforts are planned during the Fourth Quarter when the Company has the most customer traffic in its stores. The Company has also planned for additional staffing to accommodate customers and replenish the sales floor during this peak selling period.

                         MONTGOMERY WARD HOLDING CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Millions of dollars, except per share amounts)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)

   Third Quarter 1996 Compared with Third Quarter 1995 (continued)

   Credit sales during the Third Quarter in 1996 were 59% of total sales compared to 62% in 1995. The Company's New Account Acquisition program resulted in new card holder additions exceeding the prior year during September and reversed the decline in new accounts experienced since the fourth quarter of 1995. The Third Quarter increase in new accounts is on plan with management's goal of achieving a 15% increase in new accounts for full year 1996.

   The Company invested $26 in capital expenditures in the Third Quarter, including the opening of six new "Home Image" by Lechmere stores and one new full-line store by Montgomery Ward. "Home Image" is the Company's new retailing concept which leverages its market share and brand dominance in home oriented goods. Home Image has lifestyle merchandising presentations which integrate home furnishings, electronics, home office products and appliances in room settings to provide ease of shopping and generate add-on purchases and higher overall margin. The stores combine the strongest competitive elements of the Company's Electric Avenue & More, Home Ideas and Lechmere concepts to maximize sales potential, and they are located in middle markets where the Company can capitalize on its buying and expense leverage versus smaller regional competitors.

   Direct response marketing revenues were $191 in 1996 compared with $142 in 1995, an increase of $49 or 35%; $28 of the increase was primarily due to the Amoco Motor Club acquisition (see Note 5 to Consolidated Financial Statements) with the remaining increase of $21 due to increases in club membership levels combined with price increases especially in credit card registration, home protection, dental and dining.

   Gross margin (net sales, less cost of goods sold) dollars were $280, 20% of net sales, a decrease of $42 or 13%. The decrease was due to a decrease in gross margin rate of $20 and sales volume of $50 offset by a decrease in other expense of $28. The decrease in gross margin rate was due to competitive pressures and liquidation efforts designed to narrow merchandise assortments and dispose of inactive inventory in concert with its strategic direction.

                         MONTGOMERY WARD HOLDING CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Millions of dollars, except per share amounts)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)

   Third Quarter 1996 Compared with Third Quarter 1995 (continued)

   Operating, selling, general and administrative expenses increased $66, due to increased operating and other administrative expenses of Montgomery Ward and Lechmere of $22, and by the increased payroll and other administrative expenses of Signature of $44, with $22 due to the Amoco acquisition and $22 due to Signature's continued growth of business.

   As was discussed in Note 8 of the financial statements, "Related Party Transactions," a gain of $15 was included in selling, general and administrative expense as a result of the exchange of unvested warrants (Class C-O) pursuant to the restructuring of the agreement between Montgomery Ward and ValueVision International, Inc. and the exchange of vested warrants (Class A-B) for new warrants (Class P).

   The net loss for the Third Quarter 1996 was $35 compared to net income of $3 for the Third Quarter 1995.

                         MONTGOMERY WARD HOLDING CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Millions of dollars, except per share amounts)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)

First Nine Months of 1996 Compared with First Nine Months of 1995

   Consolidated total revenues were $4,537 compared with $4,846 in 1995, a decrease of $309 or 6%.

   Net sales decreased $455 or 10%. Comparable store sales decreased 12%. Montgomery Ward store sales for the nine months decreased 10% in apparel, jewelry and domestics and 8% in hardlines.

   Direct response marketing revenues increased $146 or 36%; $81 of the increase was primarily due to the Amoco acquisition and $65 was due to increases in club, insurance and other revenues.

   Gross margin dollars (net sales, less cost of goods sold) were $751, 19% of net sales, a decrease of $160 due to decreases in gross margin rate of $74 and sales volume of $119 offset by a decrease in other expense of $33. Continued competitive pressures and inventory liquidation efforts contributed to the decrease in gross margin rate for the nine months.

   Operating, selling, general and administrative expenses increased $112 from the prior year. Signature's expense increased $138, primarily due to an increase of $67 in 1996 benefits and expenses of the Amoco Motor Club and due to Signature's continued growth of business. Montgomery Ward and Lechmere's expenses decreased $26 from the prior year which included the impact from new store openings.

   As was discussed in Note 8 of the financial statements, "Related Parties Transactions," a gain of $15 was included in selling, general and administrative expense as a result of the exchange of unvested (Class C-O) warrants pursuant to the restructuring of the agreement between Montgomery Ward and ValueVision International, Inc. and the exchange of vested warrants (Class A-B) for new warrants (Class P).

   Net interest expense increased $8 from the prior year due to increased borrowings (as more fully discussed in the Discussion of Financial Condition), and higher average borrowing rates related to long-term borrowings placed in 1995 to extend the maturity and fix the interest rate on a significant portion of the Company's debt.

   Net loss for the nine months was $72 versus net income of $10 in 1995.

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

   Montgomery Ward entered into a Long Term Credit Agreement (Long Term Agreement) dated as of September 15, 1994 with various banks and agents named therein, which expires September 6, 2000, providing a revolving facility in the principal amount of $603. As of September 28, 1996, $603 was outstanding under the Long Term Agreement.

   On September 6, 1996, the Short Term Credit Agreement (Short Term Agreement) dated as of September 15, 1994 among Montgomery Ward and various banks and agents named therein, which was extended to August 29, 1997 and was further amended to increase the principal amount of this revolving loan facility from $297 million to $436. On October 24, 1996, this facility was further increased from $436 to $456. As of September 28, 1996, $145 was outstanding under the Short Term Agreement.

   Montgomery Ward also entered into a Credit Agreement (Seasonal Credit Agreement) dated as of October 4, 1996 with various lenders, including GE Capital. The Seasonal Credit Agreement expires March 1, 1997 and provides a revolving loan facility in the principal amount of $165. The purpose of this facility is to provide back-up liquidity as the Company reduces its inventory levels during the Fourth Quarter. Unless the lenders otherwise agree, Loans may be made under this facility only after the commitments under the Short Term Agreement and the Long Term Agreement are fully used. Under the Seasonal Credit Agreement, Montgomery Ward may select among several interest rate options which are based on market rates. A commitment fee is payable based upon the unused commitment.

   The recent amendments to the Long Term Agreement and the Short Term Agreement and the Seasonal Credit Agreement have added an earnings to fixed charges test to the debt to total capitalization, minimum equity and dividend and distributions financial tests contained in these Agreements.

   On September 28, 1996, Montgomery Ward borrowed $45 under short-term uncommitted lines of credit, which the company periodically uses at seasonal working capital peaks to diversify its borrowings.

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

                         MONTGOMERY WARD HOLDING CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Millions of dollars, except per share amounts)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Discussion of Financial Condition (continued)

   The average aggregate notional principal amount under the various cap agreements is $158 in 1996. Under the terms of the cap agreements, Montgomery Ward receives payments from the banks when the one-month daily average LIBO rate exceeds the 6.0% cap strike rate in 1996. Such payments will equal the amount determined by multiplying the notional principal amount by the excess of the percentage rate, if any, of the one-month daily average LIBO rate over the cap strike rate. The interest rate exchange and cap agreements increased the effective borrowing rate under the Agreements by .80% for the 39-week period ended September 28, 1996. Montgomery Ward is exposed to credit risk in the event of nonperformance by the other parties to the interest rate exchange and cap agreements; however, Montgomery Ward anticipates full performance by the counterparties.

   Signature Financial/Marketing, Inc. (Signature), a wholly owned subsidiary of Montgomery Ward, borrowed $102 under a Credit Agreement (Signature Credit Agreement) dated as of September 27, 1996 between Signature and various lenders. The proceeds were used to repay the inter-company loan from Montgomery Ward to Signature arising from Signature's acquisition of the Amoco Motor Club on December 31, 1995. The Signature Credit Agreement expires on March 1, 1997 and is expected to be refinanced on a long-term basis at that time.

   On October 24, 1996, Montgomery Ward prepaid a $25 term loan which had been outstanding under the Term Loan Agreement dated September 29, 1995.

   Net cash used in the Company's operating activities totaled $592 for the first nine months of 1996 compared to $608 for the same period in 1995.

   Net cash provided by financing activities totaled $709 for the first nine months of 1996, compared to $714 for the same period in 1995.

   Capital expenditures during the first nine months of 1996 of $55 were primarily related to expenditures for the opening of one full-line store and six Home Image stores in August. Capital expenditures for the comparable 1995 period were $90. The decrease in capital expenditures from the prior year was due to a reduction in new stores of $13, major remodels and conversions of $15, and corporate and store capital programs of $7.

                         MONTGOMERY WARD HOLDING CORP.
                                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Millions of dollars, except per share amounts)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Discussion of Financial Condition (continued)

   Future cash needs are expected to be provided by ongoing operations, the arrangements with Monogram Bank/GE Capital and Montgomery Ward Credit pertaining to the extension of credit to the Company's customers, the disposition of capital assets and borrowings under the revolving loan facilities and uncommitted lines. While cash flow remains positive, the liquidation of inventories has a negative earnings impact. The Company is currently evaluating the impact of the numerous activities of its financing facilities, including the various financial tests, and the related future financing needs.

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

Item 6.  Exhibits and Reports on Form 8-K.

   (a)   Exhibits.

         10.(i)(H)(3)  Amendment to the Long Term Credit Agreement dated as of
                       September 15, 1994 among Montgomery Ward & Co., Incorporated, various banks, The First National Bank of Chicago, as Documentary Agent, The Bank of Nova Scotia, as Administrative Agent, The Bank of New York, as Negotiated Loan Agent, and Bank of America National Trust and Savings Association, as Advisory Agent, which became effective September 6, 1996.

                          PART II - OTHER INFORMATION

    (a)  Exhibits. (continued)

         10.(i)(I)(3)  Amendment dated September 6, 1996 to the Short Term
                       Credit Agreement dated as of September 15, 1994 among Montgomery Ward & Co., Incorporated, various banks, The First National Bank of Chicago, as Documentary Agent, The Bank of Nova Scotia, as Administrative Agent, The Bank of New York, as Negotiated Loan Agent, and Bank of America National Trust and Savings Association, as Advisory Agent.

         10.(i)(I)(4)  Confirmation of New Bank executed by The Industrial Bank of Japan, Limited, Chicago Branch and The Bank of Nova Scotia, as Administrative Agent, pursuant to Section 2.6(c) of the Short Term Credit Agreement dated as of September 15, 1994 among Montgomery Ward & Co., Incorporated, various Banks, The First National Bank of Chicago, as Documentary Agent, The Bank of Nova Scotia, as Administrative Agent, The Bank of New York, as Negotiated Loan Agent, and Bank of America National Trust and Savings Association, as Advisory Agent, as amended and extended, and (b) a letter dated October 24, 1996 from The Bank of Nova Scotia, as Administrative Agent, to the Banks and other Agents who are parties to said Short Term Credit Agreement transmitting an attached revised
                       Schedule 1 to such Agreement.

         10.(i)(K)(2)  Amendment dated September 27, 1996 to the Term Loan
                       Agreement dated as of September 29, 1995 between Montgomery Ward & Co., Incorporated and The Industrial Bank of Japan, Limited, Chicago Branch.

         10.(i)(L)     Credit Agreement dated as of September 27, 1996 among
                       Signature Financial/Marketing, Inc., The Bank of New York and The Bank of Nova Scotia.

         10.(i)(M)     Credit Agreement dated October 4, 1996 among Montgomery
                       Ward & Co., Incorporated, various Lenders, The Bank of
                       Nova Scotia, as Administrative Agent, and The Bank of New
                       York, as Documentation Agent.

         27.           Financial Data Schedule.

    (b)  Reports on Form 8-K.

         None.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


REGISTRANT                          MONTGOMERY WARD HOLDING CORP.


BY                                  JOHN L. WORKMAN
NAME AND TITLE                      John L. Workman, Executive Vice President
                                    and Chief Financial Officer
DATE:                               November 12, 1996