Form 10-K/A
period 1996-12-28
MONTGOMERY WARD HOLDING CORP
filed 1997-03-31
CIK 836974

                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549-1004

                                    FORM 10-K/A

                                 Amendment No. 1 to

                    Annual Report Pursuant to Section 13 or 15(d)
                of the Securities Exchange Act of 1934 (Fee Required)

               For the 52-Week Period Ended           Commission File
                     December 28, 1996                  No. 0-17540

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

   At March 20, 1997, there were 18,330,641 shares of Class A Common Stock and 25,000,000 shares of Class B Common Stock of the Registrant outstanding.

                                       PART II

   Item 6. "Selected Financial Data" is hereby amended and restated in its entirety, to correct a typographical error in the leading paragraph thereof, to read as follows:

   The following summary of certain financial information for each of the five fiscal years in the period ended December 28, 1996 has been derived from the Consolidated Financial Statements of MW Holding. Such information for each fiscal year should be read in conjunction with the Consolidated Financial Statements and notes thereto and the report of independent public accountants beginning on page 29.

                 (Dollars in millions, except per share amounts)
   ----------------------------------------------------------------------
                            As Of And For the...
   ----------------------------------------------------------------------
                     53-Week               52-Week
                     Period                Period
                      Ended                 Ended
                     Jan. 2    Jan. 1,     Dec. 31,     Dec. 30,        Dec. 28,
                      1993      1994        1994          1995            1996
                      ------   -------     -------      --------        -------

Total Revenues       $5,803    $6,023      $7,029       $7,085          $6,620

Net Income (Loss)(a)    100       101         109           (9)           (237)

Net Income (Loss)
 Applicable to
 Common Share-
  holders (a)            92       101         107          (13)           (249)

Net Income (Loss)
 per Class A
 Common Share (a)      2.01      2.29        2.48         (.31)          (6.18)

Total Assets          3,485     3,835       4,537        4,884           4,879

Long-Term Debt          125       213         228          423              87

Obligations Under
 Capital Leases          95        89          81           66              60

Total Share-
holders' Equity (a)     553       607         679          700             433

Redeemable
Preferred Stock          -         -           75          175             175

Cash Dividends
per Common
Share                   .25       50          .50           -               -


   a) 1994 amounts are presented before the cumulative effect of a change in accounting principle, see Note 6 in the Notes to the Consolidated Financial Statements.

   Note 21 to the Montgomery Ward Holding Corp. Notes to Consolidated Financial Statements is hereby amended and restated in its entirety, to correct typographical errors to the line items entitled Capital Expenditures -- Retail Marketing and Capital Expenditures -- Direct Response Marketing for the 52 week period ended December 31, 1994, to read as follows:



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

                                   52-Week Period Ended
                             --------------------------------
                             Dec. 28,   Dec. 30,    Dec. 31,
                               1996       1995        1994
                             ---------- ----------  ----------
 Total Revenues
  Retail Merchandising......    $5,879    $6,531     $6,564
  Direct Response Marketing...     741       554        465
                              ---------- ----------  ----------
      Total................      6,620     7,085      7,029
                              ---------- ----------  ----------
                              ---------- ----------  ----------
 Operating Earnings (Losses)
   Retail Merchandising....     $ (320)   $   31     $  194
   Direct Response Marketing..      71        70         60
   Corporate and Other (a).       (126)     (124)       (89)
                              ---------- ----------  ----------
      Total.................    $ (375)   $  (23)    $  165
                              ---------- ----------  ----------
                              ---------- ----------  ----------
 Identifiable Assets
   Retail Merchandising....     $3,207    $3,504     $3,314
   Direct Response Marketing..   1,203       920        789
   Corporate and Other.......      469       460        434
                              ---------- ----------  ----------
      Total................     $4,879    $4,884     $4,537
                              ---------- ----------  ----------
                              ---------- ----------  ----------
 Depreciation and Amortization
   Retail Merchandising......   $  119    $  118     $  105
   Direct Response Marketing.      220       149        125
                              ---------- ----------  ----------
     Total.................     $  339    $  267     $  230
                              ---------- ----------  ----------
                              ---------- ----------  ----------
Capital Expenditures
  Retail Merchandising.....     $   58    $  109     $  180
  Direct Response Marketing.        17        13          4
                              ---------- ----------  ----------
     Total.................     $   75    $  122     $  184

                              ---------- ----------  ----------
                              ---------- ----------  ----------

   (a) 1995 included $25 of severance and relocation costs.

      Under the laws and regulations applicable to insurance companies, certain subsidiaries of Signature are limited in the amount of dividends they may pay without the approval of the Illinois Insurance Department and are prohibited from making any loans and advances to Montgomery Ward and its affiliates. Under these laws, the restricted subsidiaries, which had aggregate retained earnings of $176, and aggregate total shareholders' equity of $231, can pay dividends of $39 during 1997 as determined on a statutory basis, subject to the ability of certain subsidiaries to generate earned surplus. Dividends received by Signature from insurance subsidiaries were $44, $42 and $35 for 1996, 1995 and 1994.

   PART IV

   Exhibit 23 is hereby amended and restated in its entirety to include the city and date of the consent which was inadvertantly omitted from the previous filing, and is attached as an Exhibit hereto

                                    SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

   MONTGOMERY WARD HOLDING CORP.


   BY                      JOHN L. WORKMAN
   NAME AND TITLE          John L. Workman, Executive Vice President,
                           Chief Financial Officer and Assistant Secretary
                           (Duly authorized officer and Principal Financial
                           and Accounting Officer)
   DATE                    March 31, 1997