Form 10-K
period 1996-12-31
MONTGOMERY WARD HOLDING CORP
filed 1997-03-31
CIK 836974

--------------------------------------------------------------------------------

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


    At March 20, 1997, there were 18,330,641 shares of Class A Common Stock and 25,000,000 shares of Class B Common Stock of the Registrant outstanding.

    Part III incorporates information by reference from the proxy statement for the annual meeting of shareholders to be held on May 16, 1997.
--------------------------------------------------------------------------------

                                    PART I

Item 1.   Business

Forward-Looking Statements

   Information included in this Report on Form 10-K may constitute forward-looking statements that involve a number of risks and uncertainties. From time to time, information provided by the Company or statements made by its employees may contain other forward-looking statements. Factors that could cause actual results to differ materially from the forward-looking statements include but are not limited to: general economic conditions including inflation, consumer debt levels, trade restrictions and interest rate fluctuations; competitive factors including pricing pressures, technological developments and products offered by competitors; inventory risks due to changes in market demand or the Company's business strategies; and changes in effective tax rates. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

General

   Montgomery Ward Holding Corp., a Delaware corporation (the Company or MW Holding), and its wholly-owned subsidiary, Montgomery Ward & Co., Incorporated (Montgomery Ward), are engaged in retail merchandising and direct response marketing (including insurance) in the United States. See
   Note 21 to the Consolidated Financial Statements for financial information regarding these segments.

   Founded in 1872 and incorporated in Illinois in 1968, Montgomery Ward is one of the nation's largest retail merchandising organizations. As of December 28, 1996, Montgomery Ward and its wholly-owned subsidiary, Lechmere, Inc., a Massachusetts corporation (Lechmere), operated 408 retail stores in 43 states with approximately 29 million square feet of selling space. In addition, Montgomery Ward operated 4 liquidation centers which sell overstock merchandise, 24 distribution facilities and 87 product service centers.

   Montgomery Ward offers life and health insurance, revolving credit insurance, club products and other consumer services through Signature Financial/Marketing, Inc., a Delaware corporation (Signature), and through Signature's subsidiaries (collectively, with Signature, The Signature Group). The Signature Group is one of the largest direct marketing companies in the United States.

Merchandising

   Montgomery Ward is one of the largest privately held retailers in the United States with over $6.6 billion in annual revenues. The Company is among the largest retailers in the country in electronics, appliances,

Item 1.  Business
   furniture and fine jewelry. It is also one of the largest retailers of many prominent name brands, including Sony, Maytag, General Electric, La-Z-Boy, Sealy, Lee, Playtex and Bugle Boy.

   The major product offerings by the Company are the following:

                               Product Category
                               ----------------

               Appliances and Electronics, including service
               Furniture and Home Furnishings
               Apparel
               Jewelry
               Automotive, including service

   The Company offers combined consumer electronics and appliance product categories, including video, audio, home office, telephones, electronic games and kitchen, laundry and other major appliances. The product offering includes significant national brands plus some private label brands. The Company is the second largest retailer of appliances in the United States.

   Furniture and home furnishings include broad selections emphasizing name brands in furniture and small ticket lines for the bath, bedroom and kitchen. Furniture includes accessorized room groupings to provide customers the convenience of coordinated furniture pieces including major brands. The Company is the fourth largest retailer of furniture in the United States.

   The Apparel offering includes branded, value oriented merchandise in women's, men's, children's and intimate apparel as well as footwear and accessories. The apparel brand and price point offering is targeted at the large middle market between department stores and discounters. An offering of prominent name brands has been built, including Lee, Playtex, Bugle Boy, Bestform, Converse, Gloria Vanderbilt and Hanes. In addition, the Company has developed licensed and proprietary brands for certain product categories, such as Ship 'N Shore and Connie Selleca in women's apparel and BIKE in activewear.

   Jewelry offers all major merchandise categories: diamonds, gemstones, gold and watches. Montgomery Ward has become one of the largest fine jewelry retailers in the country, and its major vendor relationships enable it to offer highly featured products at outstanding prices.

   Automotive focuses on the sale and installation of tires, batteries, brakes and shocks. Montgomery Ward is one of the leading retailers of branded tires, including Goodyear, Firestone, Michelin, Bridgestone and B.F. Goodrich. Other major brands include Exide, Monroe and NAPA.

Item 1.  Business

   Montgomery Ward currently operates 341 full line stores and 67 stores featuring a variety of other formats, including 27 Lechmere stores, 11 Electric Ave. & More stores, 6 HomeImage stores and 23 stores in various other formats, including outlet, automotive and limited line stores. Full line Montgomery Ward stores average approximately 76,000 square feet of selling space.

   Montgomery Ward's retail business is seasonal, with over 32% of 1996 sales occurring in the fourth quarter. The results of Montgomery Ward's operations are also subject to changes in consumer demand associated with general economic conditions, which is especially true with respect to demand for durable goods and other "big ticket" merchandise.

   Montgomery Ward's retail operations are supported by its corporate buying division which has its principal office in Chicago, and includes foreign purchasing offices in Hong Kong, Taiwan, Japan, Singapore and Korea. In addition to its buying staff, the corporate buying division employs technical teams to ensure quality control of Montgomery Ward's merchandise.

   The Company considers logistics to be important to its operations and has continually invested in this area. The distribution facilities opened in Phoenix, Tampa, Baltimore and southern California in 1991 through 1994 added approximately 1.7 million square feet of space.

Corporate Expansion

   Acquisition of the Amoco Motor Club by The Signature Group

   The Signature Group acquired from Amoco Corporation the Amoco Motor Club on December 31, 1995, which, combined with Signature's existing Auto Club, created the largest national auto club in the U.S. The Signature Group is a strong performer and this acquisition was an excellent fit to grow the business both internally and through acquisitions. The Signature Group's auto clubs, including the Montgomery Ward Auto Club, offer strong customer service, and with the addition of the Amoco Motor Club, the Company offers an even stronger base of services to more than five million auto club members. The Amoco Motor Club was founded in 1964, and has since developed a reputation as a reliable, customer-focused organization. The Amoco Motor Club offers year-round, 24 hour emergency road and towing services to more than two million club members.

   Acquisition of Lechmere

   In March 1994, Montgomery Ward acquired Lechmere Inc. a chain of Northeast-based superstores. Lechmere offers a comprehensive selection of nationally recognized brands of hardline merchandise (primarily consumer electronics and appliances) and currently operates 27 Lechmere stores averaging approximately 50,000 square feet of selling space. In 1996, Lechmere opened

Item 1.  Business

   Acquisition of Lechmere (continued)

   5 HomeImage stores under the Lechmere name and converted a Lechmere store to a HomeImage store. HomeImage stores carry a similar assortment to Lechmere but with an expanded furniture and home furnishings offering.

   The Company has opened 79 new stores (including 5 Lechmere stores) in the last 6 years.

   Other Corporate Expansion

   On August 8, 1995, Montgomery Ward purchased a 4.4% equity interest in ValueVision International, Inc. (ValueVison). In July 1996, Montgomery Ward restructured this agreement, including its investment in Montgomery Ward Direct (MW Direct), as discussed below. See Note 20 to the Consolidated Financial Statements for discussion of ValueVision as a related party.

   The Company was a partner in a joint venture, (MW Direct), formed through a partnership in 1991 between subsidiaries of Montgomery Ward and subsidiaries of Fingerhut Companies, Inc. (Fingerhut), a Minneapolis, Minnesota specialty-based catalog merchandiser. In June 1996, the subsidiaries of Fingerhut withdrew from the partnership. Also in July 1996, Montgomery Ward and ValueVision entered into an agreement whereby ValueVision acquired the assets and assumed certain liabilities of MW Direct in exchange for ValueVision warrants. This transaction was effected concurrently with the restructuring of the marketing agreement between Montgomery Ward and ValueVision. Certain of the warrants obtained in this transaction were contributed to Merchant Partners, Limited Partnership (see below) and others were pledged to secure performance of cable system advertising obligations. Montgomery Ward now owns warrants to purchase up to 14.95% of ValueVision.

   In the July 1996 restructuring, ValueVision's sales promotion rights were expanded beyond the television home shopping arena to include the full use of the Montgomery Ward and Lechmere service marks, and the right to market to the 10 million-plus active credit card file for direct mail catalogs and ancillary promotions.

   In July, 1994, Montgomery Ward became a limited partner in Merchant
   Partners, Limited Partnership (Merchant Partners). The purpose of this partnership was to invest in new and emerging growth businesses and leveraged buy-outs. Montgomery Ward made capital contributions of $17 million, including ValueVision warrants, to Merchant Partners in 1996, $4 million in 1995 and $1 million in 1994. On December 31, 1996, Montgomery Ward entered into an agreement under which Montgomery Ward assigned, transferred and set over unto Merchant Advisors, Limited Partnership (the general partner of Merchant Partners), Montgomery Ward's entire right,

Item 1.  Business

   Other Corporate Expansion (continued)

   title and interest in and to its limited partnership interest, including the entire balance in its capital and contributions accounts, in Merchant Partners. The agreement eliminated Montgomery Ward's future obligations with respect to its interest in Merchant Partners. See Note 20 to the Consolidated Financial Statements regarding the 1995 distribution by Merchant Partners and the financial impact of the assignment of Montgomery Ward's interest in Merchant Partners to Merchant Advisors, Limited Partnership.

Performance Initiatives

   Slow sales in fourth quarter 1995 and the shipment of foreign sourced goods, the quantity of which could not be reduced, resulted in Montgomery Ward entering 1996 with higher than desired inventory, particularly in apparel. A broadening of merchandise assortments had also occurred, primarily in the electronics and home office categories, which increased the need for clearance markdowns. In addition, sales in 1996 were impacted by fewer new proprietary credit accounts in the first part of the year as a result of a decline in credit marketing in Fall 1995 and early 1996.

   In response to these conditions, the Company has decided to narrow its merchandise assortments to focus on items which have higher margins. The Company's new strategy is to concentrate on offerings at price points and quality levels intended to appeal to consumers desiring higher quality goods than those generally available from discounters, at prices generally lower than those charged by department stores.

   In 1996 and continuing in 1997, the Company undertook a program to identify underperforming inventory including discontinued stock keeping units (SKU's) that did not meet its strategic criteria and to liquidate that inventory. Sales have been negatively impacted by competitive conditions and the Company's decision to reduce and redeploy this inventory in concert with its new strategic direction. 1996 was negatively impacted by significant liquidation sales that resulted in lower retail prices and the reduction of new merchandise receipts during the transition period as the Company attempted to accelerate cash flow. This heavily promoted, discounted inventory also impacted regular priced inventory offerings. To make way for the new strategies in Hardlines and Apparel, the Company is reducing certain lines of merchandise such as exiting suit separates in Apparel and narrowing the number of types of computers to be carried in Hardlines at Montgomery Ward. These factors and intense competition, most specifically in electronics and home office, resulted in the Company incurring a net loss for the year of $237 million.

   The Company believes the new merchandise assortment will have more universal appeal among consumers, increase inventory turnover and raise margin rates and that the emphasized merchandise categories will competitively position the Company in the niche between discounters and department stores. Narrower inventory assortments should also facilitate inventory management, improve in-stock positions, increase marketing productivity, lower distribution costs and increase cash flow.

Item 1.  Business

   In addition to actions initiated to reduce inventories in response to slow industry-wide sales and identify opportunities to enhance inventory turnover and sales and gross margin productivity, inventory programs to lessen the time between ordering, receipt and sale of inventory have been undertaken. For example, the use of foreign sourcing is being decreased to shorten commitments and increase the speed at which the Company can respond to volatile sales trends.

Direct Marketing

   The Signature Group, headquartered in Schaumburg, Illinois, sells through direct response marketing a wide array of insurance and continuity club membership programs that provide consumer services. Specifically, the Company provides consumers with credit insurance, supplemental life and health insurance, Dining a la Card, credit card registration, auto clubs, and dental and legal services plans. For two consecutive years, The Signature Group has been ranked the number one service agency by Telemarketing Magazine.

   The Signature Group believes it has one of the broadest product offerings among direct marketing companies. The Company is the second largest outbound telemarketer in the country. Its legal and dental services programs are the largest providers of such voluntary services in the United States. With The Signature Group's recent acquisition of the Amoco Motor Club, the Company operates the largest national automobile club in the United States. In addition, with its acquisition of Credit Card Sentinel in 1995, The Signature Group is the second largest provider of credit card registration in the United States.

   The Signature Group is a recognized leader in direct mail and telemarketing techniques, including the development and use of sophisticated segmentation scoring models, which the Company believes will help to optimize profits from marketing investments. The Company mails more than 475 million solicitations and makes more than 68 million calls annually. The Signature Group's 32 telemarketing facilities (24 outbound, 2 inbound, and 6 retention centers) are equipped with the latest technology, including proprietary software to maximize calling efficiency.

   The Signature Group has also developed a special expertise in managing networks of independent contractors. The Company's auto, dental and legal services plans and the dining customer rebate program all utilize such networks to provide services to The Signature Group customers. These networks, which have been developed over many years, would be very difficult to replicate. Also, these networks are integral components of the products, which ensure the delivery of quality service and improve the likelihood of membership renewals. All core service elements are owned by The Signature Group to ensure superiority in service delivery and implementation.

Item 1.  Business

   The Signature Group has marketing rights to nearly 12.2 million active Montgomery Ward and Lechmere credit card customers. The Signature Group also markets on behalf of approximately 200 other clients, including some of the nation's largest financial institutions, retailers, airlines, oil companies, associations, unions and employer groups. The Signature Group's major clients include: Citibank, Chemical Bank, American Express, The Limited, Nordstrom, United Airlines, TWA, Mobil, Texaco, Amoco, AARP, Ameritech, Nations Bank, Federated and Discover.

   Over the last two years, The Signature Group has aggressively sought to diversify its customer account base through new third party relationships and business acquisitions. As of December 30, 1995, The Signature Group had a total of 11.4 million members, 7.0 million (61%) of which were from Montgomery Ward accounts. As of December 28, 1996, Signature had 15.6 million members, 7.2 million (46%) of which were from Montgomery Ward and Lechmere accounts. The acquisition of the Amoco Motor Club in January 1996 added 2.1 million accounts. For 1996, Montgomery Ward and Lechmere accounts comprised 48.4% of Signature's revenue.

   See Note 21 to the Consolidated Financial Statements for restrictions on dividends which may be paid by insurance subsidiaries of Signature.

Competition and Regulation

   The sale of merchandise by Montgomery Ward and Lechmere is conducted under highly competitive conditions. Buying and selling are each done in open competitive markets. Montgomery Ward's stores are in competition with specialty stores, department stores and other types of retail outlets in the areas in which they operate. The Company believes that merchandise assortments, brand names, competitive pricing and availability of services such as credit, delivery, installation and repair, are the principal factors which differentiate it from competitors. Competition in sales of Electronics and Home Office products was particularly intense in 1996. The Company believes that the 10% decline in net sales in 1996 reflected a decline in market share compared to competitors.

   Certain of Signature's operations are highly regulated and conducted under highly competitive conditions. To date, Signature has been able to compete effectively with other companies which offer programs similar to those provided by Signature. Signature also competes with traditional methods of marketing by unaffiliated dentists and lawyers. Insurance companies operate pursuant to specific state statutes as well as rules and regulations and are required to file reports with such agencies at least quarterly.

   Telemarketing and direct mail solicitations are regulated at state and federal levels, and management believes that these activities will increasingly be subject to such regulation. Such regulation may limit Signature's ability to solicit new members or to offer more products and services to existing members and may materially adversely affect

Item 1.  Business

   Signature's business and revenues.

   The requirements of environmental protection laws and regulations have not had a material effect upon Montgomery Ward's operations. Compliance may, in certain cases, lengthen the lead time of expansion plans and could increase construction and operating costs.

Account Purchase Agreements

   Credit is extended to Montgomery Ward customers under an open-ended revolving credit plan and is an important element of generating sales, especially in the big ticket businesses. Montgomery Ward's private label credit card sales were 50.4% and 54.2% of total sales for 1996 and 1995, respectively.

   Bankcard sales were an additional 19.9% and 16.4% of total sales for 1996 and 1995, respectively.

   Montgomery Ward entered into a Bank Credit Card Program Agreement (Card Agreement) effective April 1, 1996 with Monogram Credit Card Bank of Georgia (Monogram), and an Account-Related Agreement (Account Related Agreement) effective April 1, 1996 with Montgomery Ward Credit Corporation (Montgomery Ward Credit) (collectively referred to as the Agreements) pursuant to which Monogram and Montgomery Ward Credit (collectively referred to as the Montgomery Ward Credit Companies or MWCC), both of which are affiliates of General Electric Capital Corporation (GE Capital), make payments to Montgomery Ward as to their receivables generated by sales to customers of Montgomery Ward, its affiliates and licensees who utilize the Montgomery Ward private label credit card, and pursuant to which Agreements the Montgomery Ward Credit Companies provide services to Montgomery Ward. Under the Agreements, Monogram has the exclusive right to operate the Montgomery Ward private label credit card system and the obligation to pay to Montgomery Ward the face amount of Monogram's receivables generated by the Montgomery Ward private label credit card system, up to $7 billion outstanding at any time. If Montgomery Ward desires to receive payment for receivables generated by the Montgomery Ward private label credit card system at any time when Montgomery Ward Credit Companies own $7 billion or more of such receivables and do not desire to finance additional receivables, alternative arrangements, such as the sale of receivables to banks or other financial institutions, would be required unless Monogram agrees to fund the excess. As of December 28, 1996, there were $5.2 billion of Montgomery Ward private label credit card receivables owned by Montgomery Ward Credit Companies, and the average outstanding amount of such receivables owned by Montgomery Ward Credit Companies during 1996 was $4.8 billion.

   Pursuant to the Agreements, Monogram bears certain promotion expenses, while Montgomery Ward retains certain specified in-store service responsibilities with respect to credit operations. Decisions regarding certain credit program matters are subject to the approval of a marketing

Item 1.  Business
   committee with representatives from each party. Under the Card Agreement, Montgomery Ward is required to pay Monogram the excess interest costs on a monthly basis if a blended interest rate applicable to funding costs with respect to the receivables exceeds 10% per annum. This blended interest rate has been less than 10% since 1988.

   Effective April 1, 1996, Montgomery Ward generally bears the risk of credit losses due to non-payment by cardholders to the extent of (i) the amount of credit losses that are between 3.9% and 5.0% of average outstanding receivables, plus (ii) 50% of credit losses that are between 5.0% and 8.0% of average outstanding receivables, subject to offsets described below relating to Montgomery Ward's share of certain incremental increases in finance charges and late fees payable by cardholders. Montgomery Ward is also responsible for losses on certain higher risk starter card accounts to the extent the loss percentage as to those accounts exceeds the loss percentage experience on the rest of the portfolio. Montgomery Ward's net unpaid liability for credit losses for 1991 through 1997 will be payable to Montgomery Ward Credit pursuant to a note (Continuation Note) due in early 2003, provided (i) the outstanding balance of such note cannot exceed $300 million, (ii) monthly principal payments are required as follows: 1997-$1.0 million, 1998-$1.417 million, 1999-$2.75 million, 2000-$1.25 million, 2001-
   $417 thousand, and 2002-$417 thousand, and (iii) starter card losses are payable currently. Interest on Montgomery Ward's unpaid liability for credit losses is payable at a rate equal to rates on comparable borrowings of Montgomery Ward. The Company does not expect its unpaid share of credit losses for the period through 1997 net of its share of incremental finance charges and late fee assessments to exceed the $300 million limitation.

   In exchange for Montgomery Ward's agreement to allow Montgomery Ward Credit to increase finance charge rates and late fees in selected states prior to 1996, Montgomery Ward receives a share of incremental finance charges and late fees resulting from such increases. Such amount is available for offset against Montgomery Ward's unpaid liability for its share of credit losses, and to the extent not currently paid or offset earns interest at the same rate as amounts owed by Montgomery Ward to Montgomery Ward Credit. Effective April of 1996 Monogram implemented additional finance charge and late fee increases in various states. The amount of these additional incremental finance charges and late fees are calculated each year (Gross Designated Incremental Revenue). Pursuant to the Account Related Agreement the Gross Designated Incremental Revenue amount is made available to pay (i) certain costs which may be incurred by Montgomery Ward and Montgomery Ward Credit Companies relating to the implementation and continuation of the new finance charges and late fees, including conversion costs, ongoing costs, loss by Montgomery Ward of certain sales tax recoveries, and certain potential costs that may arise in connection with legal proceedings, (ii) Montgomery Ward Credit's and Montgomery Ward's respective allocated shares of credit losses in excess of 3.9% of average

Item 1.  Business
   outstanding receivables, and (iii) Montgomery Ward's Continuation Note, with 20% of any remaining portion of the Gross Designated Incremental Revenue payable to Montgomery Ward. In the event that, due to the increase in finance charge rates and late fees, refunds are required to be made; Montgomery Ward and Montgomery Ward Credit have agreed to in certain cases share the financial risk. Legislation has from time to time been introduced in certain jurisdictions, which if enacted, may require rescinding all or a portion of such increases, in which case Montgomery Ward's share of such increases may be substantially reduced.

   Credit losses have increased in 1996, primarily as a result of increased personal bankruptcies and lack of payments by customers. As the increased finance charge rate and late fees are added to the credit card balances, this will cause the level of losses to increase. The higher finance charges and late fees also decrease the credit available by the credit card customer. The Company and Montgomery Ward Credit are jointly working on programs to reduce this risk.

   In connection with the foregoing arrangements, Montgomery Ward has executed notes for its unpaid share of credit losses which totaled $333 million with respect to credit losses through 1996. The incremental finance charges and late fee assessments due to Montgomery Ward at the end of 1996 were $81 million for a net obligation of $252 million.

   Monogram has the right of first refusal to implement certain new financing programs proposed by Montgomery Ward.

   The Agreements are scheduled to expire on December 31, 2011, provided the terms shall continue thereafter from year to year unless either party gives ten years prior notice of its election to terminate. Except upon the occurrence of certain events of default, the Agreements may generally not be terminated by either party prior to December 31, 2011. GE Capital has guaranteed Montgomery Ward Credit Companies' obligations under the Agreements.

   Monogram makes payments in respect of Signature customer accounts receivable pursuant to the Card Agreement. In 1996, Signature paid approximately
   $6 million to Montgomery Ward Credit for administration services provided by Montgomery Ward Credit in connection with Signature products.

   In addition to the Agreements, Montgomery Ward's subsidiary, Lechmere entered into an Interim Consumer Credit Card Program Agreement (Lechmere Agreement) effective March 13, 1996 with Monogram pursuant to which Monogram makes payments to Lechmere in the face amount of Monogram's receivables generated by sales to customers of Lechmere who utilize the Lechmere private label credit card system that is provided by Monogram pursuant to the Lechmere Agreement. (The Lechmere Agreement provides that

Item 1.  Business
   it will terminate upon the earlier of March 31, 1997 or the execution of a long-term agreement between the parties.) A term sheet was executed on March 7, 1997, outlining the major provisions that the parties intend to incorporate in the long-term agreement. The term sheet contemplates a long-term agreement for a fifteen year term which would continue thereafter from year to year unless either party gives ten years prior notice of its election to terminate. The term sheet further provides that Montgomery Ward will (i) be responsible for 50% of credit losses that are between 4.25% and 8.0% of average outstanding receivables, (ii) receive a one time payment of $3 million in consideration of entering into the agreement, (iii) be responsible for a payment to Monogram of approximately $2.5 million representing 50% of the reserve established when Monogram purchased the Lechmere portfolio from the previous provider of the Lechmere private label credit card, and (iv) receive 50% of the net income generated from the portfolio in excess of a 17.5% return.

Associates

   At December 28, 1996, Montgomery Ward and its subsidiaries employed the equivalent of 58,100 full-time associates. During certain seasons, temporary associates are added and peak employment is approximately 80,200 associates during the Christmas season. Approximately 2,150 Montgomery Ward and Lechmere associates are covered by various collective bargaining agreements. The majority of the agreements expire in 1997. Montgomery Ward has experienced no major labor-related interruption or curtailment of operations during the last 15 years.

Change of Control

   Effective January 6, 1997, Roger Goddu was appointed Chairman and Chief Executive Officer of Montgomery Ward and Chief Executive Officer of the Company. Coincident with the change, the Board of Directors of both companies was reconfigured from 5 designees by Bernard F. Brennan, the former CEO, and 5 designees by GE Capital, to 5 designees by GE Capital, 2 by Mr. Goddu and 3 by Mr. Brennan. Board operating control changed from a simple majority, with a two thirds super majority required for certain extraordinary actions, to a requirement that 7 out of 10 members agree.

   Mr. Goddu is in the process of assembling a new management team. Since January 6, 1997, additions have included: (i) Mr. Burnett Donoho, Vice Chairman and Chief Operating Officer, (ii) Mr. Thomas Grimes, President-Hardlines and (iii) Mr. Karl Taylor, Senior Vice President-Strategic and Merchandise Planning. Additional searches are underway for selected other key managers to be part of the new team.

Item 1.  Business

Business Plan

   Coincident with the change of control, Mr. Goddu and his management team have begun a process to develop a new business strategy for Montgomery Ward in response to its large losses and decreasing revenue. This plan will form the basis for securing a new financing structure to support the strategic actions intended to improve the retail results. It is anticipated a plan will be presented to the Company's financial institutions in the second quarter of 1997 and it is expected that elements of the financing plan will be in place during the third quarter of 1997. While the plan is not finalized, several critical elements have been discussed with lenders to the Company. Key attributes of the plan that are in process include (i) a new merchandising/marketing strategy,
   (ii) a review of potential sales of non-core assets, (iii) rationalization of poorer performing stores, (iv) expense reduction opportunities in overhead and operations, (v) the determination of the value of selected assets to raise cash through sale or collaterization and (vi) the financial support (and its characterization) available from GE Capital.

Item 2.   Properties

   At December 28, 1996, the Company owned or leased 498 retail, distribution and other operating facilities. The Company's properties are located throughout the continental United States and cover approximately 60 million square feet.

   These properties are summarized as follows:

                                                    Number      Approximate
                                                      of           Total
                Use                                Locations    Square Feet
                ---                                ---------    -----------

    Montgomery Ward Retail Stores:
       Full Line...............................        341       44,130,000
       Limited Line............................         34        2,051,000
    Lechmere Retail Stores.....................         27        2,344,000
    HomeImage Stores...........................          6          445,000
    Corporate Office Complex...................          1        2,975,000
    Miscellaneous Operating Locations..........         89        7,855,000
                                                   ---------    -----------

       Total Locations.........................        498       59,800,000
                                                   ---------    -----------
                                                   ---------    -----------


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

   The nationwide scope of Montgomery Ward's operations helps minimize the impact of changes in the economies of specific regions on the overall performance of its retail stores and allows Montgomery Ward to merchandise to a variety of demographic profiles. The regional distribution of Montgomery Ward and Lechmere retail stores, which includes HomeImage, as of December 28, 1996 is indicated in the following table:

   State                                       Total
   -----                                       -----

   Alabama                                         4
   Arizona                                        11
   Arkansas                                        5
   California                                     56
   Colorado                                       13
   Connecticut                                     4
   Florida                                        23
   Georgia                                         3
   Idaho                                           1
   Illinois                                       32
   Indiana                                         9
   Iowa                                            6
   Kansas                                          6
   Kentucky                                        2
   Louisiana                                       6
   Maine                                           1
   Maryland                                       16
   Massachusetts                                  14
   Michigan                                       17
   Minnesota                                      10
   Missouri                                       10
   Montana                                         2
   Nebraska                                        2
   Nevada                                          3
   New Hampshire                                   6
   New Mexico                                      4
   New York                                       19
   North Carolina                                  4
   North Dakota                                    1
   Ohio                                            5
   Oklahoma                                        5
   Oregon                                          8
   Pennsylvania                                   15
   Rhode Island                                    1
   South Carolina                                  5
   Tennessee                                       2
   Texas                                          45
   Vermont                                         1
   Virginia                                       17
   Washington                                      3
   West Virginia                                   5
   Wisconsin                                       5
   Wyoming                                         1
                                                 ---
       Total                                     408
                                                 ---
                                                 ---

Item 3.   Legal Proceedings

   The Company and its subsidiaries are engaged in various litigation, including purported class actions, and have a number of unresolved claims. While the amounts claimed are substantial and the ultimate liability with respect to such litigation and claims cannot be determined at this time, management is of the opinion that such liability, to the extent not provided for through insurance or otherwise, is not likely to have a material impact on the financial condition or the results of operations of the Company.

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

   In February 1986, Standard T, along with approximately 330 other companies, was notified by the United States Environmental Protection Agency that the agency was mandating a remediation of the contamination of the American Chemical Services, Inc. (A.C.S.) site located in Griffith, Indiana, under authority vested in it by the Comprehensive Environmental Response, Compensation and Liability Act of 1980. Standard T and a Montgomery Ward paint factory were each identified as a Potentially Responsible Party (PRP), under the terms of the Act, because of their alleged status as generators of hazardous waste ultimately disposed of at the A.C.S. site. The Company will pay its proportionate share of the costs of the studies, and may ultimately pay a share of the costs of abating the contamination of the A.C.S. site. One estimate by the EPA of future costs of abating contamination at the A.C.S. site is $69 million with the Company alleged to be responsible for 2 to 2 1/2% of total costs. However, these costs cannot be estimated with any degree of accuracy at this time. Thus, the Company is currently not in a position to estimate the range or amount of potential exposure in this matter with a high degree of certainty.

   Standard T and Montgomery Ward are also involved at various stages with several other sites where Standard T and Montgomery Ward have been notified or sued as a PRP. The potential liability related to these sites cannot be estimated at this time.

Item 4.     Submission of Matters to a Vote of Security Holders.

   None.

                     EXECUTIVE OFFICERS OF THE REGISTRANT

Listed below are the names and ages of the executive officers of the Company as of March 28, 1997, and the positions each has held during the past five years:

   Roger V. Goddu, 46, has been Chairman & Chief Executive Officer and a director of the Company and Chief Executive Officer of Montgomery Ward since January 6, 1997. Prior thereto, he was with Toys "R" Us where from 1996 until 1997, he was President-U.S. Merchandising, and 1989 to 1995, he was Executive Vice President/General Merchandise Manager. Prior thereto, Mr. Goddu was with Target Stores, a division of Dayton Hudson, from 1980 through 1989 where he held various positions of increasing responsibility, including Senior Vice President and General Merchandise Manager of Hardlines, Men's and Boy's.

   Burnett W. Donoho, 57, has been Vice Chairman & Chief Operating Officer and a director of the Company and Chief Operating Officer of Montgomery Ward since February 3, 1997. Prior thereto, he managed his own retail consulting firm during 1996. Mr. Donoho was Chief Operating Officer of The Broadway Stores from July 1995 through January 1996. Prior thereto, he was Vice Chairman, Chief Operating Officer for Macy's East from July 1992 through December 1994. Mr. Donoho held several consulting assignments during 1990, including six months with the Chicago Public School system. Prior to his consulting assignments, Mr. Donoho was President and Chief Operating Officer at Marshall Field's from March 1984 through June 1990. Mr. Donoho is a member of the Board of Directors of Office Max, Inc. and GTech Corporation.

   Spencer H. Heine, 54, has been an Executive Vice President, Secretary and General Counsel of the Company since September 30, 1991 and a director from May 15, 1992 through January 6, 1997. He is currently serving as interim Chief Executive Officer of Signature. Mr. Heine was Senior Vice President, Secretary and General Counsel of the Company from June 17, 1988 through September 29, 1991. Mr. Heine has been Executive Vice President, Secretary and General Counsel of Montgomery Ward and President - Montgomery Ward Properties since April 12, 1994. Prior thereto, Mr. Heine served as Executive Vice President, Legal and Financial Services of Montgomery Ward from September 30, 1991 through April 11, 1994. He served as Senior Vice President - Legal and Real Estate from March 28, 1990 through September 29, 1991. Mr. Heine was Chairman and Chief Executive Officer of Signature from

   March 8, 1993 through April 11, 1994. Prior thereto, he also served as President of Signature since September 30, 1991. Mr. Heine is a member of the Board of Directors of First Union Real Estate Investment, a real estate investment trust located in Cleveland, Ohio.

   Michael M. Searles, 47, has been President - Softlines of Montgomery Ward since February 23, 1997. Prior thereto, he was President - Merchandising from November 1996 through February 1997. Mr. Searles was Executive Vice President Apparel & Gold 'N Gems from May 1996 through November 1996. Prior thereto, he was President and CEO of Women's Specialty Retail Group (Casual Corner, Petite Sophisticate and August Max) from April 1993 through July 1995. Prior to joining Women's Specialty Retail Group, Mr. Searles was President of Kids "R" Us from May 1984 through April 1993.

   Thomas G. Grimes, 59, has been President - Hardlines of Montgomery Ward and Chief Executive Officer - Lechmere and a director of the Company since February 23, 1997. Prior thereto, he was Managing Director of Trimingham Bros. Ltd. from January 1996 through February 1997. Prior to joining Trimingham Bros. Ltd., Mr. Grimes was Chairman and Chief Executive Officer of the John Breuner Company, a division of Batus Inc., since 1986. Prior thereto, he was Chairman and Chief Executive Officer of Gimbels Midwest from July 1978 through September 1986 and Senior Vice President and General Merchandise manager of Gimbels New York from January 1976 through April 1978. Mr. Grimes began his 34 years in retailing at Federated Department Stores where he held positions of increasing responsibility up to Vice President General Merchandise Manager until January 1976.

   Alan E. DiGangi, 49, has been Executive Vice President, Electric Ave. and Auto Express of Montgomery Ward since November 1996. Prior thereto, he was Executive Vice President Marketing of Montgomery Ward from March 1996 through November 1996. Mr. DiGangi has been Executive Vice President, Electric Ave., Rooms & More/Soft Home of Montgomery Ward since January 5, 1996. Prior thereto, he was Executive Vice President, Electric Ave. & More from April, 1995 to January, 1996. Mr. DiGangi joined Montgomery Ward in April, 1970 and has held various positions within Store Management, Field Operations, Marketing and Sales Promotion.

   John L. Workman, 45, has been Executive Vice President, Chief Financial Officer and Assistant Secretary of the Company since January 28, 1994 and a director from May 12, 1995 through January 6, 1997. Prior thereto, he served as Senior Vice President, Chief Financial Officer and Assistant Secretary from August 31, 1992 through January 27, 1994 and Vice President and Assistant Secretary from May 15, 1992 through August 30, 1992. Mr. Workman has been Executive Vice President and Chief Financial Officer of Montgomery Ward since January 28, 1994 and served as Senior Vice President and Chief Financial Officer from August 31, 1992 to January 27, 1994. Prior thereto, he served as Vice President and Corporate Controller from January 16, 1991 through August 30, 1992 and Corporate Controller from August 2, 1988 through January 15, 1991. Mr. Workman is a member of the

   Board of Directors of ValueVision International, Inc., Minneapolis, Minnesota. Mr. Workman has announced his intention to resign from the Company. While his departure date has not been determined, it is likely not to be before the third quarter of 1997.

   Robert A. Kasenter, 50, has been an Executive Vice President of the Company since February 21, 1992. Prior thereto, he was a Senior Vice President of the Company from June 17, 1988 through February 20, 1992. Mr. Kasenter has served as Executive Vice President, Human Resources and Corporate Communications of Montgomery Ward since January 27, 1992 and was Senior Vice President - Human Resources and Customer Satisfaction from June 23, 1988 to January 26, 1992.

   Carol J. Harms, 43, has been Vice President and Treasurer of the Company since January 1, 1989 and Senior Vice President of Finance for Montgomery Ward since February 5, 1996. Prior thereto, she was Vice President and Treasurer of Montgomery Ward from May 1, 1988 to February 4, 1996.

                                    PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters

   There is no established public trading market for the Common Stock of the Company. All shares are subject to restrictions on transfers contained in the Stockholders' Agreement dated as of June 17, 1988, as amended (Stockholders' Agreement), or the Terms and Conditions (Terms and Conditions) imposed under the Montgomery Ward & Co., Incorporated Stock Ownership Plan (Stock Ownership Plan). It is not expected that a market will develop in the near term.

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

   Montgomery Ward declared $12 million and paid $9 million in preferred stock dividends to the Company in 1996, which declared $12 million and paid $9 million preferred stock dividends in 1996. Montgomery Ward declared and paid preferred stock dividends of $4 million to the Company in 1995, which declared and paid preferred stock dividends of $4 million in 1995. For information concerning limitations on the amount of dividends which Montgomery Ward may pay, see Note 12 to the Consolidated Financial Statements. Future payments of dividends, if any, are dependent upon future levels of earnings and capitalization.

   As of March 20, 1997, there were three holders of record of Class A Common Stock, Series 1, one such holder of Class A, Common Stock, Series 2, and one such holder of Class B Common Stock. No shares of Class A Common Stock, Series 3, were outstanding as of that date. As of March 20, 1997, there were 91 holders of record of Voting Trust Certificates representing beneficial ownership in shares of Class A Common Stock, Series 1, of which 438,655 shares are pledged as collateral for notes issued to effect the repurchase of shares. The Company does not have the capacity under its borrowing agreements to satisfy the payments for these notes. If this situation is not cured within one year after a note payment is missed the noteholder can foreclose on the pledge of shares repurchased. See Note 15 to the Consolidated Financial Statements. There were 194 holders of record of Voting Trust Certificates representing beneficial ownership in shares of Class A Common Stock, Series 2.

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
                             ----------------------------------------------------------------------
                             53-Week                       52-Week
                             Period                        Period
                              Ended                         Ended
                             Jan. 2          Jan. 1,       Dec. 31,        Dec. 30,        Dec. 28,
                              1993            1994           1994            1995            1996
                             ------          -------       -------         --------        --------

   Total Revenues            $5,803          $6,023        $7,029          $7,085          $6,620

   Net Income (Loss) (a)        100             101           109              (9)           (237)

   Net Income (Loss)
   Applicable to
   Common Share-
   holders (a)                  92              101           107             (13)           (249)

   Net Income (Loss)
   per Class A
   Common Share (a)           2.01             2.29          2.48            (.31)          (6.18)

   Total Assets              3,485            3,835         4,537           4,884           4,879

   Long-Term Debt              125              213           228             423              87

   Obligations Under
   Capital Leases               95               89            81              66              60

   Total Share-
   holders' Equity (a)         553              607           679             700             433

   Redeemable
   Preferred Stock               -                -            75             175             175

   Cash Dividends
   per Common
   Share                       .25              .50           .50               -               -


   a) 1994 amounts are presented before the cumulative effect of a change in accounting principle, see Note 6 in the Notes to the Consolidated Financial Statements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The following discussion and analysis of results of operations for the Company compares 1996 to 1995, as well as 1995 to 1994. Montgomery Ward is on a 52- or 53- week fiscal year basis, with 1996, 1995 and 1994 each being 52-week years. All dollar amounts are in millions, and all income and expense items and gains and losses are shown before income taxes, unless specifically stated otherwise.

   The Company's retail business is seasonal, with more than 32% of the 1996 sales occurring in the fourth quarter.

Results of Operations:  1996 Compared with 1995

   Management's identification of slow-moving inventory resulted in inventory liquidation efforts which negatively impacted 1996 results. From September through December, the Company accelerated efforts to reduce and redeploy inventory to allow for a shift in focus to items the Company believes will provide higher inventory turnover and improved merchandise assortments in the future. As of the beginning of fourth quarter 1996, over $300 in inventory was identified in items which would not be re-ordered and which was competitively disadvantaging the Company. Aggressive markdowns and promotional advertising to liquidate this inventory were initiated in the fourth quarter of 1996 and will continue in the future.

   While these actions have an adverse earnings impact, they are generating positive cash flows. At December 28, 1996, the remaining amount of this inventory was $130 before any additional markdowns. In December, the Company provided $54 for the loss on liquidation of this remaining inventory and also identified $55 of other inventory that would be sold at a loss and provided $19 for the loss on liquidation for this inventory as well. The Company believes that the liquidation of this inventory should position it with balanced inventory assortments to execute its strategic plan in future periods. However, the Company anticipates that the trends resulting from competitive pressures underlying declining revenues and margin rates will continue in fiscal 1997.

   The Company's performance reflected the impact of the change in inventory assortment and difficult competitive conditions discussed above with the consolidated net loss increasing $228 from the prior year's net loss of $9. The consolidated net loss applicable to common shareholders for 1996 was $249 versus $13 last year.

   Consolidated total revenues (net sales and direct response marketing revenues, including insurance) were $6,620 compared with $7,085 in 1995, decreasing by $465 or 6%. The $465 total revenue decrease consisted of a $652 decrease in net sales and a $187 increase in direct marketing revenues. The change in total net sales represented a 10% decline. Specifically, Apparel sales declined 10%, Jewelry sales declined 11%, Home and Furniture sales declined 9%, Electronics declined 10%, Appliances declined 8% and Automotive sales declined 6%. Sales on a comparable store basis, which reflect only the

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations:  1996 Compared with 1995 (continued)

   stores in operation for both 1996 and 1995, decreased 11%. The Company believes that the decline in net sales in 1996 reflected a decline in market share compared to competitors. The increase in direct response marketing revenues was primarily due to increased clubs' membership driven by the acquisition of the Amoco Motor Club business and increased insurance policy holder levels.

   Gross margin (net sales less cost of goods sold) dollars were $1,010, a decrease of $310, or 23%, from 1995. This decrease was due to the gross margin impact of the decreased sales of $163, a decrease in the margin rate on sales of $142, and increased occupancy costs of $7 related to increased depreciation on capital investments in new and existing stores, partially offset by decreased buying and other expenses of $3. The liquidation of slow moving and discontinued inventory and the continued competitive pressures also had a significant impact on margin rates.

   Operating, selling, general and administrative expenses increased $209, or 12%, from the prior year. The increase includes the impact of new store openings of $16, increased provision for bad debt expense under the Account Purchase Agreements of $21, increased advertising and other promotional costs of $74, increased amortization of direct response and insurance acquisition cost of $61 and increased operating and administrative expenses of $11, and decreased income generated from the sale of product service contracts of $10 (See Note 10 to the Consolidated Financial Statements). 1995 included a provision for severance costs and relocation of certain administrative functions of both Montgomery Ward and Lechmere of $25.

   Net interest expense increased $20, or 22%, from the prior year. The increase is due to increased borrowings resulting from a combination of higher average working capital levels and reduced cash flow resulting from slower than anticipated sales, partially offset by reduced capital expenditures for new and existing stores.

   Income tax benefit was $138 for 1996 as compared to an income tax benefit of $14 for 1995. See Note 9 to the Consolidated Financial Statements.

Results of Operations:  1995 Compared with 1994

   Increasingly difficult industry conditions further challenged retailers' ability to provide profitable, value-driven products, appropriate assortment and maintain disciplined inventories. The Company's performance reflected this with a consolidated net loss of $(9) compared to the prior year's net income of $109. Consolidated net income applicable to common shareholders for 1995 was $(13). Net income for 1995 includes the first quarter loss from operations of Lechmere. Lechmere was acquired on March 30, 1994, therefore, 1994 results exclude Lechmere's first quarter 1994 results. Given the seasonality of Lechmere's business, it has historically experienced losses in the first quarter of the year.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations:  1995 Compared with 1994 (continued)

   Consolidated total revenues (net sales and direct response marketing revenues, including insurance) were $7,085 compared with $7,029 in 1994, increasing by $56 or 1%. The $56 total revenue increase consisted of a $33 decrease in net sales and an $89 increase in direct marketing revenues. The change in total net sales represented a 1% decline, however, excluding Lechmere's first quarter 1995 impact of $192, as described above, net sales decreased $225, or 3%. Apparel and domestics sales declined 6% and included the negative impact of exiting the sale of paint supplies. Hardlines sales decreased by 2%. Sales on a comparable store basis, which reflect only the stores in operation for both 1995 and 1994, decreased 5%. The increase in direct response marketing revenues was primarily due to increased clubs' membership and insurance policyholder levels.

   Gross margin (net sales less cost of goods sold) dollars, including Lechmere, were $1,320, a decrease of $137, or 9%, from 1994. This decrease was due to the gross margin impact of the decreased sales of $10, a decrease in the margin rate on sales of $99, and increased occupancy costs of $29 related to increased depreciation on capital investments in new and existing stores, partially offset by decreased buying and other expenses of $20. The 1995 gross margin rate reflects the gross margin results for Lechmere for twelve months while the 1994 rate reflects Lechmere's results for only nine months. While Lechmere added to gross margin dollars, its emphasis in appliances and electronics, which tend to have lower gross margin rates, contributed to the decrease in the 1995 gross margin rate. Continued competitive pressures also had an impact on margin rates, and Montgomery Ward's margin trends were consistent with overall industry results.

   Operating, selling, general and administrative expenses increased $107, or 6%, from the prior year. Excluding Lechmere's 1995 first quarter impact, operating, selling, general and administrative expenses increased by $73, or 4%. The increase includes the impact of new store openings of $39, a provision for severance costs and relocation of certain administrative functions of both Montgomery Ward and Lechmere of $25, increased provision for bad debt expense under the Account Purchase Agreement of $21, increased advertising and other promotional costs of $17 and increased operating and administrative expenses of $8, partially offset by increased income generated from the sale of product service contracts of $37 (See Note 10 to the Consolidated Financial Statements).

   Net interest expense increased $33, or 57% from the prior year. The increase is due to increased borrowings resulting from a combination of costs associated with the acquisition of, and added investment in, Lechmere, higher average working capital levels from slower than anticipated sales and capital expenditures for new and existing stores, as well as increased interest rates in 1995.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations:  1995 Compared with 1994 (continued)

   Income tax benefit was $14 for 1995 as compared to income tax expense of $56 for 1994. See Note 9 to the Consolidated Financial Statements.

Discussion of Financial Condition

   Montgomery Ward is the only subsidiary of MW Holding and, therefore, Montgomery Ward and its subsidiaries are MW Holding's sole source of funds.

   Net cash used in the Company's operating activities totaled $356 for 1996 compared to $182 for 1995. Historically, net cash provided by operating activities was the Company's primary source of liquidity and capital. The sharply worsened results of operations over the last two fiscal years have significantly weakened the Company's financial condition and reduced its liquidity.

   The Company has obtained waivers under the Long Term Credit Agreement (Long Term Agreement) and the Short Term Credit Agreement (Short Term Agreement) with respect to compliance for the fiscal quarter ending March 29, 1997 with covenants requiring maintenance of minimum consolidated shareholders' equity, a minimum ratio of debt to capitalization and minimum earnings before interest, taxes, depreciation, amortization and rent (EBITDAR). These waivers and amendments also reduce the maximum amount of debt permitted to be incurred by Signature and the maturity of the Long Term Agreement was changed from February 28, 1998 to August 29, 1997. Similar amendments to corresponding covenants in the Company's two Purchase and Master Lease Agreements were made.

   The Long Term Credit Agreement and the Short Term Credit Agreement were amended on December 23, 1996, to substitute for the three quarters ended June 28, 1997, the EBITDAR test for an earnings to fixed charges test, to add a limitation on capital expenditures and require prepayments if proceeds of certain asset dispositions are received, and to amend the minimum debt to equity ratio required to permit payment of preferred stock dividends. In connection with these amendments the Company paid fees totaling $3, the rates of interest under both agreements were increased in three stages, at the date of the agreement and effective at the end of the first and second quarters of 1997, the commitment fee was increased by .375% of the unused commitment and the maturity of the Long Term Agreement was changed to February 15, 1998 from September 6, 2000. These amendments also limited the amount of debt which can be incurred by Signature. Similar amendments to the corresponding covenants in the Company's two Purchase and Master Lease Agreements were made (including shortening the lease expiration dates to August 29, 1997) and the rents thereunder were increased.

   The minimum debt to capitalization ratio in the Long Term Credit Agreement and Short Term Credit Agreement was also amended September 6, 1996, when a

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Discussion of Financial Condition (continued)

   minimum ratio of earnings to fixed charges was added. A similar amendment was made to the two Purchase and Master Lease Agreements.

   The Company entered into an amendment and waiver agreement with holders of the notes issued under the 1993 and 1995 Note Purchase Agreements, which includes a waiver through June 27, 1997 of compliance with the minimum shareholders' equity test, added restrictions on the disposition of assets and the incurrence of debt and funded debt, requires a mandatory pro rata prepayment in the event of any prepayment of any loans or termination of bank commitments under the Long Term and Short Term Agreements and shortened the maturity dates of all Notes to August 29, 1997. In connection therewith the noteholders received fees totaling $1 and interest rates on the Notes were increased in two stages.

   Montgomery Ward also entered into a Credit Agreement (Seasonal Credit Agreement) dated as of October 4, 1996 with various lenders, including GE Capital. The Seasonal Credit Agreement expires August 29, 1997 and provides a revolving loan facility in the principal amount of $165. A waiver corresponding to those most recently obtained as to the Long Term and Short Term Agreements has been obtained by the Company. The purpose of this facility is to provide back-up liquidity as the Company reduces its inventory levels. Unless the lenders otherwise agree, loans may be made under this facility only after the commitments under the Short Term Agreement and the Long Term Agreement are fully used. Under the Seasonal Credit Agreement, Montgomery Ward may select among several interest rate options which are based on market rates. A commitment fee is payable based upon the unused commitment. At December 28, 1996, no amount was outstanding.

   It will likely be necessary for the Company to obtain amendments or waivers with respect to the remaining quarters of fiscal 1997 and thereafter under the loan and financing agreements discussed above.

   The Company intends to improve its financial condition and reduce its dependence on borrowing by slowing expansion, controlling expenses, closing certain unprofitable stores and continuing to implement its inventory reduction program. Management is in the process of reevaluating the Company's merchandising, marketing, store operations and real estate strategies. The Company is also considering the sale of certain operating units as a means of generating cash. Future cash is also expected to continue to be provided by ongoing operations, receipt of payment for credit sales under the Agreements with Montgomery Ward Credit Companies, borrowings under revolving loan facilities and vendor financing programs.

   The Company is currently in discussions with financing sources with a view toward a longer term solution to its liquidity problems and obtaining refinancing for all or a substantial portion of its outstanding indebtedness, including a total of $1,008, which will mature on

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Discussion of Financial Condition (continued)

   or about August 29, 1997. This would include repayment of the current bank borrowings and amounts outstanding under the Note Purchase Agreements. The Company's management is highly confident that the indebtedness can be refinanced. Its largest shareholder, GE Capital, also expects the Company to be able to refinance such indebtedness. However, there can be no assurance that such refinancing can be obtained or that amendments or waivers required to maintain compliance with the previous agreements can be obtained.

   The loan agreements discussed above all limit dividends which Montgomery
   Ward may pay with respect to its stock and advances which it may make to the Company. Under these limitations Montgomery Ward currently may only make dividends, distributions or advances to Montgomery Ward Holding to fund the payment of business and corporate expenses up to $2 per year. Because Montgomery Ward Holding's sole source of funds is Montgomery
   Ward, it does not currently expect to have sufficient funds to make payments otherwise due on the outstanding notes issued to repurchase shares of its common stock. Holders of those notes are not permitted to accelerate the indebtedness thereunder or bring suit to collect it for one year from the date of a missed payment. The Company does not anticipate that it will be able to repurchase any shares of its common stock, under the Stockholders' Agreement or otherwise, during the foreseeable future.

   As a result of the inventory reduction program and better management of receipts of inventory, inventory decreased by $225 from 1995. This was offset by a decrease in trade accounts payable of $222 and an increase in Direct response and insurance acquisition costs of $294. As a result of reduced cash flows and inventory, the Company had a working capital deficit at the end of fiscal 1996.

   Net cash used in the Company's investing activities totaled $148 in 1996, compared to $109 for 1995. Uses in 1996 included $100 for the acquisition of Amoco Enterprises.

   Net cash provided by financing activities totaled $499 for 1996, compared to $295 for 1995.

   The Long Term Agreement provides a revolving facility in the principal amount of $603. As of December 28, 1996, $170 was outstanding under the Long Term Agreement.

   On September 6, 1996, the Short Term Agreement, which was extended to August 29, 1997 from March 29, 1997, was further amended to increase the principal amount of this revolving loan facility from $297 to $436. On October 24, 1996, this facility was further increased from $436 to $456. As Of December 28, 1996, $456 was outstanding under the Short Term Agreement.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Discussion of Financial Condition (continued)

   In 1996, Montgomery Ward has facilities under vendor financing programs (which are reflected in Trade Accounts Payable) which totaled $450. At December 28, 1996, these facilities were principally all drawn. There was an increase in the facility of $150 in the first quarter of 1997.

   On December 28, 1996, Montgomery Ward had outstanding $20 under the short term uncommitted lines of credit.

   Montgomery Ward has entered into interest rate exchange and cap agreements with various banks to offset the market risk associated with an increase in interest rates under both the Long Term and Short Term Agreement. The aggregate notional principal amounts under the interest rate exchange agreement is $175 in 1996 and 1997 and $75 in 1998 and 1999. Under the terms of the interest rate exchange agreements, Montgomery Ward pays the banks a weighted average fixed rate of 7.4% in 1996 and 1997 and 7.6% in 1998 and 1999, in each case multiplied by the notional principal amount and, in each case, will receive the one-month daily average London Interbank Offered
   (LIBO) rate multiplied by the notional principal amount.

   The average aggregate notional principal amount under the various cap agreements is $158 in 1996 and $113 in 1997. Under the terms of the cap agreements, Montgomery Ward receives payments from the banks when the one-month daily average LIBO rate exceeds the 6.0% cap strike rate in 1996 and 7.0% cap strike rate in 1997. Such payments will equal the amount determined by multiplying the notional principal amount by the excess of the percentage rate, if any, of the one-month daily average LIBO rate over the cap strike rate.

   The interest rate exchange and cap agreements increased the effective borrowing rate under the Agreements by .76% for 1996. Montgomery Ward is exposed to credit risk in the event of nonperformance by the other parties to the interest rate exchange and cap agreements; however, Montgomery Ward anticipates full performance by the counterparties.

   Signature Financial/Marketing, Inc. (Signature), a wholly owned subsidiary of Montgomery Ward, borrowed $102 under a Credit Agreement (Signature Credit Agreement) dated as of September 27, 1996 as amended and restated October 21, 1996 and amended December 23, 1996 between Signature and various lenders.
   The proceeds were used to repay the inter-company loan from Montgomery Ward to Signature arising from Signature's acquisition of the Amoco Motor Club. The Signature Credit Agreement expires on August 29, 1997.

     On October 24, 1996, Montgomery Ward prepaid a $25 term loan which had been outstanding under the Term Loan Agreement dated September 29, 1995.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Discussion of Financial Condition (continued)

   Capital expenditures during 1996 of $75 were primarily related to expenditures for the opening of two full-line Montgomery Ward stores, 5 HomeImage stores and 1 Lechmere store converted to a HomeImage store and implementing conversion strategies in conventional retail stores and various merchandise fixture and presentation programs. Capital expenditures for 1995 were $122. The decrease in capital expenditures from the prior year was due to a reduction in new stores of $16, major remodels and conversions of $19, and corporate and store capital programs of $12.


                                                     1996      1995    1994
                                                    ------    ------  ------
    Total Capital Expenditures............          $  75     $122    $184
                                                    ------    ------  ------
                                                    ------    ------  ------
    Capital appropriations authorized
     during the year......................          $  86     $152    $247
                                                    ------    ------  ------
                                                    ------    ------  ------
    Cancellations of prior year's
     appropriations.......................          $(34)     $(75)   $(25)
                                                    ------    ------  ------
                                                    ------    ------  ------
    Unexpended capital appropriations
     at year-end..........................           $113     $136    $181
                                                    ------    ------  ------
                                                    ------    ------  ------


   Montgomery Ward and Lechmere are not contractually committed to spend all of the capital appropriations unexpended at December 28, 1996, but generally expect to do so. Until the Company's financial condition is improved, it is anticipated that annual capital expenditures will be at or below the 1996 level.

Item 8.   Financial Statements

                                                          Page
                                                          ----

    Report of Independent Public Accountants..............  29

    Consolidated Balance Sheet at December 28, 1996 and
      December 30, 1995...................................  32

    For the 52-Week Periods Ended December 28, 1996,
      December 30, 1995 and December 31, 1994
         Consolidated Statement of Income.................. 30
         Consolidated Statement of Shareholders' Equity.... 33
         Consolidated Statement of Cash Flows.............. 36

    Notes to Consolidated Financial Statements............. 38


                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                   ----------------------------------------

To the Board of Directors and Shareholders of Montgomery Ward Holding Corp.:

We have audited the accompanying consolidated balance sheets of MONTGOMERY WARD HOLDING CORP. (a Delaware Corporation) AND SUBSIDIARY as of December 28, 1996 and December 30, 1995, and the related consolidated statements of income, shareholders' equity and cash flows for the fiscal years ended December 28, 1996, December 30, 1995 and December 31, 1994. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Montgomery Ward Holding Corp. and Subsidiary as of December 28, 1996 and December 30, 1995 and the results of their operations and their cash flows for the fiscal years ended December 28, 1996, December 30, 1995 and December 31, 1994, in conformity with generally accepted accounting principles.

As discussed in Note 6 to the Consolidated Financial Statements, Montgomery Ward Holding Corp. and Subsidiary have given retroactive effect to the change in accounting for merchandise inventories.





Arthur Andersen LLP
Chicago, Illinois
March 27, 1997

                        MONTGOMERY WARD HOLDING CORP.
                      CONSOLIDATED STATEMENT OF INCOME
                            (Millions of dollars)


                                                       52-Week Period Ended
                                                   -----------------------------
                                                   Dec. 28,  Dec. 30,  Dec. 31,
                                                     1996     1995      1994
                                                   --------  ---------  --------
Revenues
 Net Sales, including leased and licensed
  department sales...........................      $5,879    $6,531     $6,564
 Direct response marketing revenues,
  including insurance .......................         741       554        465
                                                   --------  ---------  --------
    Total Revenues...........................       6,620     7,085      7,029
                                                   --------  ---------  --------

Costs and Expenses
 Cost of goods sold, including net
  occupancy and buying expense...............       4,869     5,211      5,107
 Operating, selling, general and adminis-
  trative expenses, including benefits
  and losses of direct response operations
  (Note 17)..................................       2,015     1,806      1,699
 Interest expense, net (Note 18).............         111        91         58
                                                   --------  ---------  --------
   Total Costs and Expenses..................       6,995     7,108      6,864
                                                   --------  ---------  --------

Income (Loss) Before Income Taxes............       (375)      (23)        165

Income Tax (Benefit) Expense (Note 9)........       (138)      (14)         56
                                                   --------  ---------  --------

Net Income (Loss) Before Cumulative Effect
 of Change in Accounting Principle ..........       (237)       (9)        109

Cumulative Effect of Change in Accounting
 Principle (Note 6).........................            -         -         28
                                                   --------  ---------  --------

Net Income (Loss)............................       (237)       (9)        137

Preferred Stock
 Dividend Requirements (Note 14).............          12         4          2
                                                   --------  ---------  --------

Net Income (Loss )Applicable to
 Common Shareholders.........................    $  (249)   $  (13)     $  135
                                                   --------  ---------  --------
                                                   --------  ---------  --------

                See notes to consolidated financial statements.

                        MONTGOMERY WARD HOLDING CORP.
                 CONSOLIDATED STATEMENT OF INCOME (Continued)
                (Millions of dollars, except per share amounts)

                                                       52-Week Period Ended
                                                   -----------------------------
                                                   Dec. 28,  Dec. 30,  Dec. 31,
                                                     1996      1995      1994
                                                   --------  --------  --------
Net Income (Loss) per Class A Common
 Share before cumulative effect of
 change in accounting principle (Note 6)......     $(6.18)    $  (.31)   $2.48
                                                   --------  ---------  --------

Cumulative effect of change in accounting
 principle (Note 6)...........................       -           -         .67
                                                   --------  ---------  --------

Net Income (Loss) per Class A Common
 Share (Note 15)..............................     $(6.18)    $  (.31)   $3.15
                                                   --------  ---------  --------
                                                   --------  ---------  --------


Net Income (Loss) per Class B Common
 Share before cumulative impact of
 change in accounting principle (Note 6)......     $(5.25)    $  (.28)   $2.13

Cumulative effect of change in
 accounting principle (Note 6)................       -           -         .57
                                                   --------  ---------  --------

Net Income (Loss) per Class B
 Common Share (Note 15).......................     $(5.25)    $  (.28)   $2.70
                                                   --------  ---------  --------
                                                   --------  ---------  --------

Cash Dividends declared per Common Share
 Class A......................................    $  -        $  -      $  .50
 Class B......................................    $  -        $  -      $  .50


                See notes to consolidated financial statements.

                      MONTGOMERY WARD HOLDING CORP.
                       CONSOLIDATED BALANCE SHEET
                          (Millions of dollars)

                                 ASSETS

                                                             Dec. 28,  Dec. 30,
                                                               1996      1995
                                                             --------  --------

Cash and cash equivalents.................................    $   32   $   37
Short-term investments....................................         3        1
Investments of insurance operations (Note 4)..............       317      345
                                                              ------   ------
     Total Cash and Investments...........................       352      383

Trade and other accounts receivable.......................       213      166
Accounts and notes receivable from affiliates (Note 5)....        13       22
                                                              ------   ------
     Total Receivables....................................       226      188

Merchandise inventories (Note 6)..........................     1,545    1,770
Prepaid pension cost .....................................       351      335
Properties, plants and equipment, net of accumulated
  depreciation and amortization (Note 8)..................     1,308    1,366
Direct response and insurance acquisition costs...........       603      395
Other assets..............................................       494      447
                                                              ------   ------
     Total Assets.........................................    $4,879   $4,884
                                                              ------   ------
                                                              ------   ------

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Short-term debt (Note 12).................................    $1,028   $  160
Trade accounts payable....................................     1,585    1,804
Federal income taxes payable (Note 9).....................         4        6
Accrued liabilities and other obligations
  (Notes 3, 5, 7, 10 and 15)..............................     1,228    1,195
Insurance policy claim reserves (Note 11).................       227      236
Long-term debt (Note 12)..................................        87      423
Obligations under capital leases (Note 13)................        60       66
Deferred income taxes (Note 9)............................        52      119
                                                              ------   ------
     Total Liabilities....................................     4,271    4,009

Commitments and Contingent Liabilities (Notes 12 and 19)

Redeemable Preferred Stock (Note 14)......................       175      175

Shareholders' Equity
  Common stock (Note 15)..................................         1        1
  Capital in excess of par value..........................        53       45
  Retained earnings.......................................       509      758
  Unrealized gain on marketable equity securities.........         9       10
  Less:  Treasury stock, at cost..........................      (139)    (114)
                                                              ------   ------
     Total Shareholders' Equity...........................       433      700
                                                              ------   ------
Total Liabilities and Shareholders' Equity................    $4,879   $4,884
                                                              ------   ------
                                                              ------   ------

                 See notes to consolidated financial statements.

                          MONTGOMERY WARD HOLDING CORP.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                 (Millions of dollars, except per share amounts)

                   (No. of Shares
                    in Thousands)
                   Class   Class
                     A       B    Capital
                   Common  Common    in
                   Stock   Stock   Excess                     Treasury   Total
                   $.01    $.01      of               Unre-    Stock,    Share-
                    Par     Par     Par    Retained  alized     at     holders'
                   Value   Value   Value   Earnings  Gains     Cost     Equity
                  -------  ------  ------  --------  ------  --------  --------
Balance,
 Jan. 1, 1994,    19,610   25,000    $19     $658     $16      $(73)     $620

Cumulative
 effect of
 change in
 accounting
 principle            -        -      -        28      -         -         28
                  -------  ------  ------  --------  ------  --------  --------

Balance,
 Jan. 1, 1994,
 as restated      19,610   25,000     19      686      16       (73)      648

Net income
 before
 cumulative
 effect of
 change in
 accounting
 principle            -        -       -      109      -         -        109

Cash dividends
 paid                 -        -       -      (24)     -         -        (24)

Tax benefit of
 stock option
 exercises            -        -        1      -       -         -          1

Change in un-
 realized gain
 on marketable
 securities           -        -       -       -      (14)       -        (14)

Shares re-
 purchased as
 Treasury stock     (629)      -       -       -       -        (16)      (16)

Shares issued
 upon exercise
 of options          297       -        3      -       -         -          3

Shares issued
 upon exercise
 of conversion
 rights                2       -       -       -       -         -         -
                  -------  ------  ------  --------  ------  --------  --------

Balance
Dec. 31, 1994
as restated       19,280   25,000     $23    $771    $  2      $(89)     $707


                  See notes to consolidated financial statements.

                          MONTGOMERY WARD HOLDING CORP.
           CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (Continued)
                 (Millions of dollars, except per share amounts)

                   (No. of Shares
                    in Thousands)
                   Class   Class
                     A       B             Capital
                   Common  Common            in
                   Stock   Stock            Excess                    Treasury   Total
                   $.01    $.01              of               Unre-    Stock,    Share-
                    Par     Par    Common    Par    Retained  alized     at     holders'
                   Value   Value   Stock    Value   Earnings  Gains     Cost     Equity
                  -------  ------  ------  -------  --------  ------  --------  --------
Balance
Jan. 1, 1995
as restated       19,280   25,000   $  -     $23       $771     $ 2      $(89)    $707

Net (loss)            -        -       -      -          (9)      -        -        (9)

Cash dividends
 paid                 -        -       -      -          (4)      -        -        (4)

Compensation
 expense on stock
 option grants/
 repurchases          -        -       -       5         -        -        -         5

Changes in un-
 realized gain
 on marketable
 securities           -        -       -      -          -        8        -         8

Shares repur-
 chased as
 Treasury stock   (1,052)      -       -      -          -        -       (25)     (25)

Shares issued
 upon exercise
 of options          980       -       1      17         -        -        -        18

Shares issued
 upon exercise
 of conversion
 rights                2       -       -      -          -        -        -        -
                  -------  ------  ------  -------  --------  ------  --------  --------
Balance,
Dec. 30, 1995
as restated       19,210   25,000    $ 1     $45       $758     $10     $(114)    $700
                  -------  ------  ------  -------  --------  ------  --------  --------
                  -------  ------  ------  -------  --------  ------  --------  --------


                  See notes to consolidated financial statements.

                          MONTGOMERY WARD HOLDING CORP.
           CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (Continued)
                 (Millions of dollars, except per share amounts)


                        (No. of Shares
                         in Thousands)
                         Class      Class
                           A          B                   Capital
                        Common     Common                   in
                         Stock      Stock                  Excess                               Treasury        Total
                         $.01       $.01                     of                     Unre-        Stock,         Share-
                          Par       Par        Common       Par       Retained      alized         at           holders'
                         Value     Value       Stock       Value      Earnings      Gains         Cost           Equity
                      ---------  --------    --------    --------   -----------   ---------   ------------     ----------
Balance,
 Dec. 31, 1995
 as restated           19,210    25,000         $1         $45         $758          $10         $(114)           $700

Net (loss)                  -         -                      -         (237)           -             -            (237)

Cash dividends
 declared and
 paid                       -         -          -           -           (9)           -             -              (9)

Cash dividends
 declared                   -         -          -           -           (3)           -             -              (3)

Compensation
 expense on stock
 option exercises
 and other share
 exchanges                  -         -          -           5            -            -             -               5

Change in
 unrealized gain
 on marketable
 securities                 -         -          -           -            -           (1)            -              (1)

Shares re-
 purchased as
 Treasury stock        (1,233)        -                      -            -            -           (25)            (25)

Shares issued
 upon exercise
 of options               352         -                      3            -            -             -               3

Shares issued
 upon exercise
 of conversion
 rights                     2         -                      -            -            -             -               -
                      ---------  --------    --------    --------   -----------   ---------   ------------     ----------
Balance
 Dec. 28, 1996         18,331    25,000         $1         $53         $509         $  9         $(139)           $433
                      ---------  --------    --------    --------   -----------   ---------   ------------     ----------
                      ---------  --------    --------    --------   -----------   ---------   ------------     ----------


                 See notes to consolidated financial statements.

                          MONTGOMERY WARD HOLDING CORP.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (Millions of dollars)

                                                                     52-Week Period Ended
                                                         --------------------------------------------
                                                         Dec. 28,            Dec. 30,        Dec. 31,
                                                           1996                1995            1994
                                                         --------            --------        --------
Cash flows from operating activities:
 Net income (loss) before cumulative effect
   of change in accounting principle..........            $(237)              $  (9)          $  109
 Adjustments to reconcile net income to net
  cash provided by (used in) operations:
    Depreciation and amortization.............              122                 115              109
    Amortization of goodwill..................                8                   4                -
    Amortization of direct response
     and insurance acquisition cost...........              209                 148              121
    Deferred income taxes.....................             (110)                (20)              23
    Gain on sale of assets....................               (5)                (11)              (1)
    Gain on stock distribution................                -                 (16)               -
    Compensation expense on stock option
      grants/repurchases......................                5                   4                1
Changes in operating assets and liabilities,
 net of businesses acquired:
  (Increase) decrease in:
    Trade and other accounts receivable.......              (32)                (54)             (38)
    Accounts and notes receivable from
     affiliates...............................                9                 (16)              (2)
    Merchandise inventories...................              225                (112)            (229)
    Prepaid pension cost......................              (16)                (11)             (15)
    Direct response insurance
      acquisition costs.......................             (291)               (220)            (149)
    Other assets..............................               34                  (5)             (22)
  Increase (decrease) in:
    Trade accounts payable....................             (222)                 85              291
    Federal income taxes payable, net.........               (2)                 (9)               5
    Accrued liabilities and other
     obligations..............................              (44)                (55)             (41)
    Insurance policy claim reserves...........               (9)                  -               (1)
    Deferred income taxes.....................                -                   -               (8)
                                                         --------            --------        --------
      Net cash (used in) provided by
      operations..............................             (356)               (182)             153
                                                         --------            --------        --------
Cash flows from investing activities:
 Investment in ValueVision....................                -                  (8)               -
 Investment in Merchant Partners..............               (9)                 (4)              (1)
 Acquisition of Amoco Enterprises
  Net of Cash and Cash Equivalents............             (100)                  -                -
 Investment in Scrip Plus (Signature).........               (2)                  -                -
 Investment in Emanacom (Signature)...........               (1)                  -                -
 Acquisition of Lechmere, net of cash
  acquired....................................                -                   -             (109)
 Acquisition of Smilesaver, net of cash
  acquired....................................                -                   -              (11)
 Purchase of short-term investments...........               (2)                (60)            (231)
 Purchase of investments of insurance
  operations..................................             (756)               (791)            (691)
 Sale of short-term investments...............                -                  62              247
 Sale of investments of insurance
  operations..................................              778                 775              671
 Disposition of properties, plants
  and equipment, net..........................               19                  39                8
 Capital expenditures.........................              (75)               (122)            (184)
                                                         --------            --------        --------
     Net cash used in investing
      activities..............................            $(148)              $(109)           $(301)
                                                         --------            --------        --------
                                                         --------            --------        --------

               See notes to consolidated financial statements.

                        MONTGOMERY WARD HOLDING CORP.
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                           (Millions of dollars)



                                                     52-Week Period Ended
                                                --------------------------------
                                                Dec. 28,    Dec. 30,   Dec. 31,
                                                  1996        1995       1996
                                                --------- ----------- ----------

Cash flows from financing activities:
 Proceeds from issuance of short-term
  debt, net....................................   $588      $  16        $144
 Proceeds from issuance of long-term
  debt.........................................      -        205         168
 Payments of Montgomery Ward long-term
  debt.........................................    (56)       (10)       (179)
 Payments of Lechmere long-term debt...........      -          -         (88)
 Payments of obligations under capital
  leases.......................................     (7)        (7)         (8)
 Proceeds from issuance of common stock........      3         18           3
 Proceeds from issuance of preferred stock.....      -        175          75
 Payments to redeem preferred stock............      -        (75)          -
 Cash dividends paid...........................     (9)        (4)        (24)
 Purchase of treasury stock, at cost...........    (20)       (23)         (9)
 Tax benefit of stock options exercised
  and other share exchanges....................      -          -           1
                                                ---------- ---------- ----------
   Net cash provided by financing
    activities.................................    499        295          83
                                                ---------- ---------- ----------

Increase (Decrease) in cash and cash
 equivalents...................................     (5)         4         (65)

Cash and cash equivalents at beginning
 of period.....................................     37         33          98
                                                ---------- ---------- ----------

Cash and cash equivalents at end of period.....  $  32      $  37         $33
                                                ---------- ---------- ----------
                                                ---------- ---------- ----------



                 See notes to consolidated financial statements.


                          MONTGOMERY WARD HOLDING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Dollar amounts in millions)


1.  Major Accounting Policies

    Business Segments

    Montgomery Ward Holding Corp. (the Company or MW Holding) and its wholly owned subsidiary, Montgomery Ward & Co., Incorporated (Montgomery Ward), are engaged in retail merchandising and direct response marketing (including insurance) in the United States. Retail merchandising operations are conducted through Montgomery Ward and Montgomery Ward's, wholly-owned subsidiary Lechmere, Inc. (Lechmere), while direct response marketing operations are conducted primarily through Signature Financial/Marketing, Inc. (Signature), a wholly-owned subsidiary of Montgomery Ward. Signature markets consumer club products and insurance products through its subsidiaries. See Note 21 for information regarding these segments.


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

    Fiscal Year

    The Company operates on a 52- or 53- week fiscal year basis. The Company's fiscal year ends on the Saturday closest to December 31. The fiscal years ended December 28, 1996, December 30, 1995 and December 31, 1994 included 52 weeks.

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

    Following is a summary of cash payments for interest and income taxes and non-cash financing and investing activities:


                                                            52-Week
                                                          Period Ended
                                                -------------------------------
                                                 Dec. 28,   Dec. 30,   Dec. 31,
                                                   1996       1995       1994
                                                ---------- ---------- ---------
     Cash paid (refunded) for:
      Income taxes..............................   $(22)     $  24       $  33
      Interest..................................   $119      $  82       $  56

     Non-cash financing activities:
      Notes issued for purchase of
       Treasury stock...........................   $  5       $  2        $  7

     Non-cash investing activities:
      Changes in unrealized gain on
        marketable securities...................   $ (1)      $  8        $(14)
      Like-kind exchange of assets..............   $  -       $  -        $  5
      Gain on Stock distribution................   $  -       $ 16        $  -



    Investments of Insurance Operations

    The Company accounts for investments under Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments In Debt and Equity Securities". Under SFAS No. 115, all debt and equity securities are classified by management as "available-for-sale" and are stated at fair market value with all changes in unrealized gains or losses included in Shareholders' Equity.

                          MONTGOMERY WARD HOLDING CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                          (Dollar amounts in millions)


1.  Major Accounting Policies (continued)

    Merchandise Inventories

    The Company has valued inventory at the lower of the cost or market using the retail inventory method, first-in, first-out (FIFO) method. In 1996, the Company changed its cost flow assumptions for accounting for inventories from the retail inventory last-in, first-out (LIFO) method to the current method. Refer to Note 6 which explains the Company's change in method for inventory valuation.

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

    Accounting for Long-Lived Assets

    In fiscal 1996, the Company implemented SFAS No. 121, "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR THE LONG-LIVED ASSETS TO BE DISPOSED OF." This standard prescribes the method for asset impairment evaluation for long-lived assets and certain identifiable intangibles that are either held and used or to be disposed of. The implementation of this standard did not have an effect on the Company's financial position or results of operations for the 52-week period ended December 28, 1996.

    Direct Response Marketing Revenues

    Life and accident and health insurance premiums, which are recognized as revenue when due from policyholders, are associated with related benefits and expenses to result in the recognition of profit over the terms of the policies. Property-liability insurance premiums and club membership dues are deferred and earned on a pro-rata basis over the terms of the policies

                          MONTGOMERY WARD HOLDING CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                          (Dollar amounts in millions)


1.  Major Accounting Policies (continued)

    Direct Response Marketing Revenues (continued)

    and memberships. Unearned premiums and club memberships of $119 and $61 at December 28, 1996 and December 30, 1995, respectively, are included in accrued liabilities and other obligations.

    Interest Rate Exchange and Cap Agreements

    Amounts paid or received pursuant to interest rate exchange and cap agreements are deferred and amortized as interest expense or income over the remaining life of the applicable agreement.

    Direct Response and Insurance Acquisition Costs

    Costs of acquiring new club memberships and insurance business (primarily marketing expenditures) are deferred when considered recoverable. Such costs are amortized in proportion to the anticipated revenue to be recognized from club memberships (over a period not to exceed 10 years) and from insurance policies (over the life of the policy). The time period over which deferred policy and membership acquisition costs are being amortized and the recoverability of such costs could differ from estimates due to changing market conditions. Amortization periods of deferred policy and membership acquisition costs are continually reviewed for potential impairment and, as adjustments become necessary, they are reflected in current operations. Value of business in force represents costs allocated to the insurance and club memberships acquired and is being amortized in proportion to the anticipated revenue to be recognized from club memberships and from insurance policies. The initial amortization periods range from 5 to 20 years.

Amounts included amortization of these:

                                                       52-Week Period Ended
                                                       --------------------
                                                       Dec. 28,    Dec. 30,
                                                         1996       1995
                                                       ---------  ---------

     Deferred Acquisition Costs...................       $180       $136
     Present Value of Future Profits..............         29         13
     Intangible (Goodwill, Licenses, etc.)........          5          2
                                                       ---------  ---------
          Total...................................       $214       $151
                                                       ---------  ---------
                                                       ---------  ---------


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

    Federal Income Tax

    The Company and its subsidiaries file a consolidated federal income tax return. Beginning in 1994, insurance subsidiaries which had previously filed separate federal income tax returns are included in the consolidated return. The Company determines its income tax benefit and related deferred federal income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes."


2.  Liquidity

    The Company had a net loss of $237 in 1996 and its short term debt increased by $868 at the end of 1996. An amendment to its bank agreements was required at year end 1996. Due to the Company's worsening financial condition, waivers were required and obtained for the first quarter of 1997. It will likely be necessary for the Company to obtain amendments or waivers with respect to the remaining quarters of fiscal 1997 and thereafter under its loan and financing agreements.

    The Company intends to improve its financial condition and reduce its dependence on borrowing by slowing expansion, controlling expenses, closing certain unprofitable stores and continuing to implement its inventory reduction program. Management is in the process of reevaluating the Company's merchandising, marketing, store operations and real estate strategies. The Company is also considering the sale of certain operating units as means of generating cash. Future cash is also expected to continue to be provided by ongoing operations, sale of receivables under the Account Purchase Agreements with Monogram Bank/GE Capital and Montgomery Ward Credit, borrowings under revolving loan facilities and vendor financing programs.

    The Company is currently in discussions with financing sources with a view toward a longer term solution to its liquidity problems and obtaining refinancing for all or a substantial portion of its outstanding indebtedness, including a total of $1,008, which will mature on or about August 29, 1997. This would include repayment of the current bank borrowings and amounts under the Note Purchase Agreements. The Company's management is highly confident that the indebtedness can be refinanced. Its largest shareholder, GE Capital, also expects the Company to be able to refinance such indebtedness. However, there can be no assurance that such refinancing can be obtained or if obtained will be on terms favorable to the Company or that amendments or waivers required to maintain compliance with the previous agreements can be obtained.

                          MONTGOMERY WARD HOLDING CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                          (Dollar amounts in millions)

3. Significant Acquisitions

       Acquisition of Amoco Enterprises, Inc.

       On December 31, 1995, Montgomery Ward acquired all of the outstanding capital stock of Amoco Enterprises, Inc. (Enterprises), operator of the Amoco Motor Club and a wholly-owned subsidiary of Amoco Oil Holding Company. The purchase price was $100. The acquisition was financed through the use of the majority of the proceeds generated from the issuance of the Montgomery Ward Holding Corp. Senior Preferred Stock. On January 2, 1996, Montgomery Ward's wholly-owned subsidiary, Signature, purchased Enterprises from Montgomery Ward for $100, net of cash and cash equivalents.

       The allocation of the purchase price is summarized as follows:

          Cash and cash equivalents............................$  63
          Present value of future profits......................  126
          Goodwill.............................................   67
          Other assets.........................................   22
          Trade accounts payable...............................   (3)
          Accrued liabilities and other obligations............  (67)
          Deferred income taxes................................  (45)
                                                               -------
                                                                $163
                                                               -------
                                                               -------

       Acquisition of Lechmere, Inc.

       Montgomery Ward acquired in a merger transaction all the stock of LMR Acquisition Corporation, which owned 100% of the stock of Lechmere, on March 30, 1994. The aggregate purchase price was $113. The closing price included a $10 promissory note (the Note) of Montgomery Ward, which bears interest at a rate of 4.87% per annum. The Note balance was $3 at December 28, 1996 and is included in Accrued liabilities and other obligations. The balance is payable three years after the date of the Note. The Note is secured by a standby letter of credit. As part of the closing, Montgomery Ward advanced approximately $88 and assumed $3 in obligations to enable Lechmere to retire its outstanding bank debt and
       subordinated debt.     The acquisition was accounted for as a purchase.
       The purchase price has been allocated to Lechmere's net assets based upon results of asset valuations and liability and contingency assessments.

                         MONTGOMERY WARD HOLDING CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                         (Dollar amounts in millions)

     3.  Significant Acquisitions (continued)

              Acquisition of Lechmere, Inc. (continued)

              The allocation of the purchase price is summarized as follows:

                     Inventory........................................    $140
                     Properties, Plants & Equipment...................      54
                     Goodwill.........................................     124
                     Other Assets.....................................      50
                     Due to Montgomery Ward...........................     (88)
                     Accounts Payable and Other Liabilities...........    (167)
                                                                        ------
                                                                          $113
                                                                        ------
                                                                        ------

                         MONTGOMERY WARD HOLDING CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                         (Dollar amounts in millions)



     4.  Investments of Insurance Operations

         Following is a summary of investments of insurance operations other than related party investments. The market values for marketable debt and equity securities are based on quoted market prices.


                                                December 28, 1996
                                  ---------------------------------------------
                                                Gross       Gross
                                  Amortized  Unrealized   Unrealized     Market
          Type of Investment         Cost       Gains       Losses       Value
          ------------------      ---------  ----------   ----------     ------

     Fixed maturities
      Bonds:
       United States
        Government and
        government agencies
        and authorities............. $ 52       $ -         $  -         $ 52

      Public utilities..............   60         5            -           65

      All other corporate
       bonds........................    9         1            -           10

      Mortgage-backed
       securities...................  108         2           (1)         109
                                     ----      ----         ----         ----
         Total fixed
         maturities.................  229         8           (1)         236
                                     ----      ----         ----         ----

     Equity securities:
      Common stock..................   17         4            -           21
                                     ----      ----         ----         ----

     Policy loans...................    7         -            -            7

     Limited Partnership............    2         -            -            2

     Short-term
      investments...................   51         -            -           51
                                     ----      ----         ----         ----

         Total
         Investments................ $306       $12          $(1)        $317
                                     ----      ----         ----         ----
                                     ----      ----         ----         ----

                          MONTGOMERY WARD HOLDING CORP.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                          (Dollar amounts in millions)


     4.  Investments of Insurance Operations (continued)


                                                 December 30, 1995
                                  ---------------------------------------------
                                                Gross       Gross
                                  Amortized  Unrealized   Unrealized     Market
          Type of Investment         Cost       Gains       Losses       Value
          ------------------      ---------  ----------   ----------     ------
     Fixed maturities
      Bonds:
       United States
        Government and
        government agencies
        and authorities...............$ 54       $ 1         $  -          $ 55

      Public utilities................  70         8            -            78

      All other corporate
       bonds..........................  19         2            -            21

      Mortgage-backed
      securities...................... 133         3           (1)          135
                                      ----      ----         ----          ----

        Total fixed
        maturities.................... 276        14           (1)          289
                                      ----      ----         ----          ----

     Equity securities:
      Common stock....................  13         4            -            17
                                      ----      ----         ----          ----

     Policy loans.....................   7         -            -             7

     Short-term
      investments.....................  32         -            -            32
                                      ----      ----         ----          ----

        Total
        Investments...................$328       $18          $(1)         $345
                                      ----      ----         ----          ----
                                      ----      ----         ----          ----

                       MONTGOMERY WARD HOLDING CORP.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                      (Dollar amounts in millions)


4.   Investments of Insurance Operations (continued)

     Proceeds from sales of investments in debt securities during 1996 and 1995 were $26 and $13, respectively. Gross unrealized gains on equity securities were $5 and gross unrealized losses were $0.5. During 1996, proceeds from sales of equity securities were $9. Gross gains of $4 were realized on those sales. At December 30, 1995, gross unrealized gains were $4. During 1995, proceeds from sales of equity securities were $9. Gross gains of $5 were realized on those sales.

     The contractual maturities as of December 28, 1996 are as follows:

                                                    Amortized       Market
                                                      Cost          Value
                                                    ---------       -----
     Due in 1996..................................    $ 29           $ 29
     Due in 1997 through 2001.....................      77             83
     Due in 2002 through 2006.....................      12             12
     Due in 2007 and beyond.......................       3              3
     Mortgage-backed securities...................     108            109
                                                    ---------       -----
                                                      $229           $236
                                                    ---------       -----
                                                    ---------       -----


    Consolidated realized gains on sales of investments before income tax and changes in unrealized gains (losses) after income tax on fixed maturities, mortgage loans and equity securities are as follows:

                                                          Fixed
                                                       Maturities
                                                          and
                                                        Mortgage       Equity
                                                          Loans      Securities
                                                       ----------    ----------
     52-Week Period Ended December 28, 1996
      Realized......................................      $ -           $ 4
      Unrealized....................................      $(4)          $ -

     52-Week Period Ended December 30, 1995
      Realized......................................      $ 1           $ 5
      Unrealized....................................      $10           $(1)

     52-Week Period Ended December 31, 1994
      Realized......................................      $ -           $ -
      Unrealized....................................      $(2)          $ -


5.  Accounts and Notes Receivable from Affiliates

    Montgomery Ward entered into a Bank Credit Card Program Agreement (Card Agreement) effective April 1, 1996 with Monogram Credit Card Bank of
    Georgia (Monogram), and an Account-Related Agreement (Account Related Agreement) effective April 1, 1996 with Montgomery Ward Credit Corporation (Montgomery Ward Credit) (collectively referred to as the Agreements) pursuant to which Monogram and Montgomery Ward Credit (collectively referred to as the Montgomery Ward Credit Companies or

                      MONTGOMERY WARD HOLDING CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                      (Dollar amounts in millions)

5.  Accounts and Notes Receivable from Affiliates (continued)

    MWCC) both of which are affiliates of General Electric Capital Corporation, make payments to Montgomery Ward as to their receivables generated by sales to customers of Montgomery Ward, its affiliates and licensees who utilize the Montgomery Ward private label credit card, and pursuant to which Agreements the Montgomery Ward Credit Companies provide services to Montgomery Ward.

    Under the Agreements, Monogram has the exclusive right to operate the Montgomery Ward private label credit card system and the obligation to pay to Montgomery Ward the face amount of Monogram's receivables generated by the Montgomery Ward private label credit card system, up to $7,000 outstanding at any time. Sales of receivables to Montgomery Ward Credit under the prior arrangements, and payments in respect of receivables under the current Agreements, were $3,591, $3,938 and $4,092 for 1996, 1995 and 1994, respectively. At December 28, 1996 and December 30, 1995, there were $5,248 and $5,348, respectively, of Montgomery Ward credit card receivables owned by Monogram. Amounts receivable from Monogram in connection with such receivables are included in accounts and notes receivable from affiliates.

    Montgomery Ward is exposed to both market risk and credit risk under the Agreements. Under the Agreements, Montgomery Ward is required to pay Monogram the excess interest costs on a monthly basis if a blended interest rate applicable to funding costs with respect to the receivables exceeds 10% per annum. Since 1988, the blended interest rate has been less than 10%.

    Should Montgomery Ward Credit Companies, or their guarantor General
    Electric Capital Corporation, fail to perform their obligations under the Agreements, Montgomery Ward would suffer an accounting loss up to the amount of Montgomery Ward's share of finance charges and late fees (as described below), (net of applicable reserves carried by Montgomery Ward Credit). Montgomery Ward estimates that any accounting loss would be immaterial at December 28, 1996. Montgomery Ward Credit Company's obligations under the Agreements are not collateralized.

    Effective April 1, 1996, Montgomery Ward generally bears the risk of credit losses due to non-payment by cardholders to the extent of (i) the amount of credit losses that are between 3.9% and 5.0% of average outstanding receivables, plus (ii) 50% of credit losses that are between 5.0% and 8.0% of average outstanding receivables, subject to offsets relating to Montgomery Ward's share of certain incremental increases in finance charges and late fees payable by cardholders. Montgomery Ward is also responsible for losses on certain higher risk starter card accounts to the extent the loss percentage as to those accounts exceeds the loss

                     MONTGOMERY WARD HOLDING CORP.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                     (Dollar amounts in millions)

5.  Accounts and Notes Receivable from Affiliates (continued)

    percentage experience on the rest of the portfolio. Montgomery Ward's net unpaid liability for credit losses for 1991 through 1997 will be payable to Montgomery Ward Credit pursuant to a note (Continuation
    Note) due in early 2003, provided (i) the outstanding balance of such note cannot exceed $300, (ii) monthly principal payments are required as follows:
    1997-$1.0, 1998-$1.417, 1999-$2.75, 2000-$1.25, 2001-$.417, 2002-$.417 and
    (iii) starter card losses are payable currently. Interest on Montgomery Ward's unpaid liability for credit losses is payable at a rate equal to rates on comparable borrowings of Montgomery Ward.

    In exchange for Montgomery Ward's agreement to allow MWCC to increase finance charge rates and late fees in selected states prior to 1996, Montgomery Ward receives a share of incremental finance charges and late fees resulting from such increases. Such amount is available for offset against Montgomery Ward's unpaid liability for its share of credit losses, and to the extent not currently paid or offset earns interest at the same rate as amounts owned by Montgomery Ward to Montgomery Ward Credit. Effective April of 1996, MWCC implemented additional finance charge and late fee increases in various states. The amount of these additional incremental finance charges and late fees are calculated each year (Gross Designated Incremental Revenue). Pursuant to the Account Related Agreement the Gross Designated Incremental Revenue amount is made available to pay (i) certain costs which may be incurred by Montgomery Ward and MWCC relating to the implementation and continuation of the new finance charges and late fees, including conversion costs, ongoing costs, loss by Montgomery Ward of certain sales tax deductions, and certain potential costs that may arise in connection with legal proceedings, (ii) MWCC and Montgomery Ward's respective allocated shares of credit losses in excess of 3.9% of average outstanding receivables, and (iii) Montgomery Ward's Continuation Note, with 20% of any remaining portion of the Gross Designated Incremental Revenue payable to Montgomery Ward. In the event that, due to the increase in finance charge rates and late fees, refunds are required to be made, Montgomery Ward and MWCC have agreed to in certain cases share the financial risk. Legislation has from time to time been introduced in certain jurisdictions, which if enacted, may require rescinding all or a portion of such increases, in which case Montgomery Ward's share of such increases may be substantially reduced. Credit losses have increased in 1996 primarily as a result of personal bankruptcies and increased contractual delinquencies. As the increased finance charge rate and late fees are added to the credit card balance, this will cause the level of losses to increase. The higher finance charges and late fees also decreases the credit available to the credit card customer.

                       MONTGOMERY WARD HOLDING CORP.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                      (Dollar amounts in millions)

5.  Accounts and Notes Receivable from Affiliates (continued)

    Montgomery Ward has executed notes for its unpaid share of credit losses which totaled $333 with respect to credit losses through 1996. The incremental finance charges and late fee assessments earned by Montgomery Ward at the end of 1996 were $81 for a net obligation of $252.
    These amounts are included in Accrued liabilities and other obligations at December 28, 1996. The Company does not expect its unpaid share of credit losses, net of incremental finance charges and late fee assessments, for the period through 1997 to exceed the $300 limitation.

    The Agreements are scheduled to expire on December 31, 2011, provided the terms shall continue thereafter from year to year unless either party gives ten years prior notice of its election to terminate.

    In addition to the Agreements, Montgomery Ward's subsidiary, Lechmere, Inc. (Lechmere), entered into an Interim Consumer Credit Card Program Agreement (Lechmere Agreement) effective March 13, 1996 with Monogram pursuant to which Monogram makes payments to Lechmere in the face amount of Monogram's receivables generated by sales to customers of Lechmere who utilize the Lechmere private label credit card system that is provided by Monogram pursuant to the Lechmere Agreement. The Lechmere Agreement provides that it will terminate upon the earlier of March 31, 1997 or the execution of a long-term agreement between the parties. A term sheet was executed on March 7, 1997 outlining the major provisions that the parties intend to incorporate in the long-term agreement. The term sheet contemplates a long-term agreement for a 15 year term which would continue thereafter from year to year unless either party gives ten years prior notice of its election to terminate. The term sheet further provides that Montgomery Ward will (i) be responsible for 50% of credit losses that are between 4.25% and 8.0% of average outstanding receivables, (ii) receive a one time payment of $3 in consideration of entering into the agreement, (iii) be responsible for a payment to Monogram of approximately $2.5 representing 50% of the loss reserve established when Monogram purchased the Lechmere portfolio from the previous provider of the Lechmere private label credit card and (iv) receive 50% of the net income generated from the portfolio in excess of a 17.5% return.

    6.    Merchandise Inventories

    The Company has historically valued inventory at the lower of the cost or market using the retail inventory method. As of December 28, 1996, the Company changed its cost flow assumptions for accounting for inventories from the last-in, first-out (LIFO) method to the first-in, first-out
    (FIFO) method. Under the current environment of low inflation, the Company believes that the FIFO method better measures the current value of such inventories and provides for a more appropriate matching of current costs and current revenues consistent with the Company's merchandising strategy. The Company has also applied to the

                      MONTGOMERY WARD HOLDING CORP.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                      (Dollar amounts in millions)

6.  Merchandise Inventories (continued)

    Internal Revenue Service to change to the FIFO method of inventory valuation for income tax reporting purposes. This change has been applied by retroactively restating the consolidated financial statements. The cumulative effect of the change, increasing shareholders' equity by $28 million (reported as an adjustment to retained earnings as of January 1, 1994), represents the reversal of the LIFO inventory valuation and recognition of the FIFO inventory valuation.

    Restatement of operating results due to the change increased net income by $22 in 1996, decreased net income by $20 in 1995 and decreased net income by $9 in 1994 (exclusive of the cumulative effect). The aggregate effect of the change was to increase shareholders' equity by $22, as of December 28, 1996.

7.  Retirement Plans

    Retirement plans of a contributory nature cover a majority of full-time associates of Montgomery Ward and its subsidiaries. Retirement benefits are provided through a defined benefit pension plan as well as through a savings and profit sharing plan. Montgomery Ward and its subsidiaries contribute to the defined benefit pension plan to cover any excess of defined minimum benefits over the benefits available.

    The components of the net pension credit were as follows:
                                                       52-Week Period Ended
                                                    ----------------------------
                                                    Dec. 28,  Dec. 30,  Dec. 31,
                                                      1996      1995      1994
                                                    --------  --------  --------
     Service cost-benefits earned
      during the period.........................      $(12)   $  (10)  $  (13)

     Interest cost on projected
      benefit obligation........................       (48)      (51)     (46)

     Actual return on assets....................       112       185        4

     Deferral of unanticipated
      investment performance....................       (34)     (110)      72

     Amortization of unrecognized
      prior service cost........................         1         -        -

     Amortization of unrecognized net loss......        (6)       (3)      (2)
                                                    --------  --------  --------
     Net pension credit.........................     $  13     $  11    $  15
                                                    --------  --------  --------
                                                    --------  --------  --------
     Assumptions:
      Discount rate.............................      7.7%      8.5%     7.5%
      Increase in future compensation...........      6.0%      6.0%     6.0%
      Rate of return on plan assets.............      9.5%      9.5%     9.5%

                     MONTGOMERY WARD HOLDING CORP.
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                     (Dollar amounts in millions)

7.   Retirement Plans (continued)

     The funded status of the defined benefit pension plan was as follows:

                                                           Dec. 28,  Dec. 30,
                                                             1996      1995
                                                           --------  --------
     Actuarial present value of accumulated
      benefit obligation:
       Vested........................................       $(655)    $(660)
       Nonvested.....................................          (2)       (3)
                                                           --------  --------
     Accumulated benefit obligation..................        (657)     (663)
     Additional amounts related to projected
      increases in compensation levels...............         (19)      (16)
                                                           --------  --------
     Projected benefit obligation....................        (676)     (679)
     Plan assets at fair value, primarily in
      equity and fixed income securities.............         946       898
                                                           --------  --------
     Plan assets in excess of projected
      benefit obligation.............................      $  270   $  219
                                                           --------  --------
                                                           --------  --------
      Unrecognized net loss since initial
       application of FAS 87.........................       $  72    $  118

      Unrecognized prior service cost since
       initial application of FAS 87.................           7     $  (2)
                                                           --------  --------
      Prepaid pension cost...........................      $  349    $  335
                                                           --------  --------
                                                           --------  --------

    The projected benefit obligation was determined using an assumed discount rate of 7.7% at December 28, 1996 and 8.5% at December 30, 1995 and an assumed rate of increase in future compensation levels of 6% for 1996 and 1995. Excess unrecognized net gains and losses and prior service costs are amortized over the average future service period.

    The savings and profit sharing plan includes a voluntary savings feature for eligible associates and matching company contributions based on a fixed percentage of certain associates' contributions. The company matching expense was $6 for each of 1996, 1995 and 1994.

    As of December 28, 1996, the retirement plan and the savings and profit sharing plan (master trust) has a $4 investment in the common stock of General Electric Corp.

                     MONTGOMERY WARD HOLDING CORP.
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                     (Dollar amounts in millions)

7.  Retirement Plans (continued)

    Substantially all associates who retired on or before December 28, 1996, and had participated in the retirement plan for ten years and who were members of the health care plan for the year prior to retirement are eligible for certain post-retirement health care and life insurance benefits, the cost of which is shared with the retirees. Associates who retire as of January 1, 1996 are no longer eligible for post-retirement life insurance benefits. In 1992, the Company established a limit on its future annual contributions on behalf of retirees at a maximum of 125% of the projected 1992 company contributions.

    The Company accounts for postretirement benefits under the provisions of SFAS No. 106, "Employers Accounting for Postretirement Benefits other than Pensions.

    The components of the net periodic postretirement benefit cost were as follows:
                                                              52-Week
                                                            Period Ended
                                                      -----------------------
                                                       1996     1995    1994
                                                      ------   ------  ------
     Service cost...............................       $  1     $  2    $  2
     Interest cost on accumulated post-                           10      11
      retirement benefit obligation.............          9
     Curtailment gain on life insurance
      benefit termination.......................          -       (3)      -
     Amortization of prior service cost.........         (1)       -       -
     Net periodic post-retirement                     ------   ------  ------
      benefit cost..............................       $  9     $  9     $13
                                                      ------   ------  ------
                                                      ------   ------  ------


    The status of the Company's liability for postretirement benefits at December 28, 1996 and December 30, 1995, which are included in Accrued liabilities and other obligations is as follows:

                                                             1996      1995
                                                            -----     -----
    Accumulated post-retirement obligation:
     Retirees...........................................    $  82     $  90
     Fully eligible active associates...................       16        17
     Other active associates............................       22        22
                                                            -----     -----
     Total accumulated post-retirement
      benefit obligation................................      120       129
     Unrecognized prior service cost....................       15        15
     Unrecognized net gain (loss).......................        5        (4)
                                                            -----     -----
     Accumulated post-retirement benefit
      obligation........................................    $ 140     $ 140
                                                            -----     -----
                                                            -----     -----

                     MONTGOMERY WARD HOLDING CORP.
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                     (Dollar amounts in millions)

7.  Retirement Plans (continued)

    The weighted average discount rate used in measuring the accumulated postretirement benefit obligation was 7.7% at December 28, 1996 and 7.5% at December 30, 1995. The assumed health care cost trend rate and the impact of a 1% increase in the medical trend rate on the accumulated postretirement benefit obligation, service cost and interest cost are not applicable due to caps established on current cost levels.

    The Company continues to evaluate ways in which it can better manage retiree benefits and control costs. Any changes in the plan or revisions to assumptions that affect the amount of expected future benefits may have a significant effect on the amount of the reported obligation and annual expense.

8.  Properties, Plants and Equipment

    The details of the properties, plants and equipment accounts are shown below at cost:

                                                           Dec. 28,  Dec. 30,
                                                            1996       1995
                                                          --------- ---------
    Land............................................       $  193    $  201

    Buildings.......................................          886       867

    Leasehold improvements..........................          353       355

    Fixtures and equipment..........................          585       534

    Assets under capital leases.....................           96       101

    Less accumulated depreciation and
     amortization...................................         (805)     (692)
                                                          --------- ---------

    Properties, Plants and Equipment, net...........       $1,308    $1,366
                                                          --------- ---------
                                                          --------- ---------

    Gains or (losses) on the sale of properties were $5, $11 and $1 for 1996, 1995 and 1994, respectively. Accumulated amortization on capital lease assets was $53 and $50 for 1996 and 1995, respectively. Depreciation expense for property plant and equipment was $122 and $115 for 1996 and 1995, respectively. The amount of assets held for disposition was $17 and $17 for 1996 and 1995, respectively. The amortization of capital lease assets is included in accumulated depreciation and amortization above.

                           MONTGOMERY WARD HOLDING CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                           (Dollar amounts in millions)

9.   Income Taxes

    As of December 28, 1996, the Company has alternative minimum tax (AMT) credits of $1 available to offset future Federal income tax liabilities. The Company has targeted jobs tax credit (TJTC) carryforwards of $11, which begin expiring in 2009 and a tax benefit of $315 attributable to NOL carryforwards available as of December 28, 1996, which expire beginning in 2010.

    The approximate tax effects of temporary differences and carryforwards that give rise to the net deferred tax liability are as follows:



                                                           Dec. 28,   Dec. 30,
                                                             1996        1995
                                                           ---------   --------

    Accrued liabilities...............................       $(112)      $(130)

    Post-retirement benefits..........................         (71)        (56)

    Insurance reserves................................         (55)        (65)

    Other deferred tax assets.........................          (4)        (29)
                                                           ---------   --------
     Total deferred tax assets........................        (242)       (280)


    Prepaid pension contribution.....................          141         132

    Direct response and insurance
     acquisition costs...............................          238         150

    Property, plants and equipment...................          159         145

    Other deferred tax liabilities...................           51          50
                                                           ---------   --------
     Total deferred tax liabilities..................          589         477

    AMT, TJTC and NOL credit carryforwards...........         (327)       (110)

    Valuation allowance..............................           32          32
                                                           ---------   --------
     Net deferred tax liability......................        $  52      $  119
                                                           ---------   --------
                                                           ---------   --------


                        MONTGOMERY WARD HOLDING CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                         (Dollar amounts in millions)

9.   Income Taxes (continued)

     Income tax expense consists of:

                                                          52-Week
                                                       Period Ended
                                                ----------------------------
                                                 Dec. 28,  Dec. 30,  Dec.31,
                                                  1996       1995      1994
                                                 --------  --------  --------
    Federal

     Currently payable.......................      $  2       $  7       $25

     Deferred (benefit) payable..............      (134)       (20)       23

    State, local and foreign
     (benefit) payable.......................        (6)        (1)        8
                                                 --------  --------  --------
    Total income tax (benefit)
     expense.................................     $(138)      $(14)      $56
                                                 --------  --------  --------
                                                 --------  --------  --------


    A reconciliation of the statutory to effective federal income tax rate is as follows:

                                                          52-Week
                                                       Period Ended
                                                ----------------------------
                                                 Dec. 28,  Dec. 30,  Dec.31,
                                                  1996       1995      1994
                                                 --------  --------  --------

    Federal income tax rate..................       35%       35%       35%

    State taxes, net of reduction of
     Federal tax and NOL benefit.............        1          7         3

    Tax Credits..............................        2         31        (3)

    Deferred rate differential, net of
     adjustments.............................        -         2         (3)

    Permanent differences....................       (1)      (14)         2
                                                 --------  --------  --------
    Effective income tax rate................       37%       61%       34%
                                                 --------  --------  --------
                                                 --------  --------  --------

                         MONTGOMERY WARD HOLDING CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                         (Dollar amounts in millions)

10. Deferred Service Contract Revenue

    Montgomery Ward sells product service contracts on its own behalf, and beginning in 1994, on behalf of Virginia Surety Company, Inc. (VSC) and National Product Care Co. (NPC). Also, beginning in 1995, the Company sold service contracts for computers on behalf of General Electric (GE) and in 1996 Lechmere sold service contracts on behalf of Warrantech. VSC, NPC, GE and Warrantech are referred to as the Product Service Companies. The Company recognizes the revenue related to sales of Montgomery Ward service contracts in proportion to the costs expected to be incurred in performing services under the contracts. Deferred service contract revenue of $106 and $169 at December 28, 1996 and December 30, 1995, respectively, is included in Accrued liabilities and other obligations. The Company recognizes the revenue, net of the fixed payment due to the Product Service Companies on sales of Product Service Companies' contracts at the time of sale. Insured contracts comprised 66% and 52% of sales of service contracts to Montgomery Ward and Lechmere customers in 1996 and 1995, respectively. Montgomery Ward has contracted with certain of the Product Service Companies to provide repair services.

11. Reinsurance

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

                         MONTGOMERY WARD HOLDING CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                      (Dollar amounts in millions)

11. Reinsurance (continued)

    Premium revenues, which are included in Direct response marketing revenues, are as follows:

                                                                                Percentage
                                                      Ceded     Assumed         of Amount
                                                        To       From             Assumed
                                            Gross      Other     Other    Net      To Be
                                            Amount   Companies Companies Amount     Net
                                            ------   --------- --------- ------ ----------
     52-Week Period Ended
      December 28, 1996:

     Life insurance in force..............  $5,940     $(104)     $ -    $5,836      0.0%
                                            ------     -----      ---    ------     ----
                                            ------     -----      ---    ------     ----

     Premiums
      Life insurance......................  $   59     $  (1)     $ 7    $   65     10.8%

      Accident and health
       insurance..........................      94        (5)      11       100     11.0

      Property and liability
       insurance..........................      76       (15)       -        61      0.0
                                            ------     -----      ---    ------     ----

         Total............................  $  229     $ (21)     $18    $  226      8.0%
                                            ------     -----      ---    ------     ----
                                            ------     -----      ---    ------     ----

     52-Week Period Ended
      December 30, 1995:

     Life insurance in force..............  $5,886     $ (84)     $ -    $5,802      0.0%
                                            ------     -----      ---    ------     ----
                                            ------     -----      ---    ------     ----

     Premiums
      Life insurance......................  $   53     $  (1)     $ 2    $   54      3.7%

      Accident and health
       insurance..........................      91        (5)      15       101     14.9%

      Property and liability
       insurance..........................      73       (12)       -        61      0.0%

         Total............................  $  217     $ (18)     $17    $  216      7.9%
                                            ------     -----      ---    ------     ----
                                            ------     -----      ---    ------     ----

     52-Week Period
      Ended December 31, 1994:

     Life insurance in force..............  $5,729     $ (93)     $ -    $5,636      0.0%
                                            ------     -----      ---    ------     ----
                                            ------     -----      ---    ------     ----

     Premiums
      Life insurance......................   $  50     $  (1)     $ 3    $   52      5.8%

      Accident and health
       insurance..........................      76         -       11        87     12.6%

      Property and liability
       insurance..........................      62        (9)       -        53      0.0%
                                            ------     -----      ---    ------     ----

         Total............................  $  188     $ (10)     $14    $  192      7.3%
                                            ------     -----      ---    ------     ----
                                            ------     -----      ---    ------     ----

                             MONTGOMERY WARD HOLDING CORP.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                             (Dollar amounts in millions)

12.  Short-Term and Long-Term Debt

     The long-term debt of Montgomery Ward and its subsidiaries is as follows:

                                                              Dec. 28,  Dec. 30,
                                                                1996      1995
                                                              --------  --------
    Montgomery Ward
     Note Purchase Agreements; Senior Notes Series A
      to Series J due in 1998 to 2005 at 6.52% to 8.18%
      interest rates.........................................  $  - (a)    $280
     Bank Term Loan at adjustable interest rates, based
      on market rates........................................     -          25
     Commercial Development Revenue Bonds, due in 2013
      at 4.5% interest rate, adjusted at three-year
      intervals..............................................     5           5
     Other...................................................     2           2

    Montgomery Ward Real Estate Subsidiaries
     11-1/2% Secured Note, due serially
      to September 1, 2001...................................    12          14
     7-1/2% Secured Note, due serially
      to November 30, 2002...................................     5           6
     9.45% Secured Notes, due serially
      to November 30, 2003...................................    15          16
     7-3/4% Secured Notes, due serially
      to August 31, 2004.....................................    17          19
     7-7/8% Secured Notes, due serially
      to December 15, 2005...................................     7           8
     9% Secured Notes, due serially to
      January 1, 2006........................................    12          12
     Other...................................................     8           8

    Lechmere
     9.65% Secured Mortgage Notes, due October 31, 1996......     -          24
     Other...................................................     4           4
                                                              --------  --------
                                                              --------  --------

        Total long-term debt.................................   $87        $423
                                                              --------  --------
                                                              --------  --------

           a) Subsequent to December 28, 1996, the maturity of this debt of $280 was shortened to August 29, 1997 in connection with a waiver obtained in the first quarter of 1997.

    The amounts of long-term debt that become due during the fiscal years 1997 through 2001 are as follows: 1997--$10, 1998--$9, 1999--$10, 2000--$12, and 2001--$10.

                          MONTGOMERY WARD HOLDING CORP.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                          (Dollar amounts in millions)

12. Short-Term and Long-Term Debt (continued)

    Montgomery Ward is the only direct subsidiary of MW Holding and, therefore, Montgomery Ward and its subsidiaries are MW Holding's sole source of funds.

    The Company has obtained waivers under the Long Term Credit Agreement
    (Long Term Agreement) and the Short Term Credit Agreement (Short Term Agreement) with respect to compliance for the fiscal quarter ending March 29, 1997 with covenants requiring maintenance of minimum consolidated shareholders' equity, a minimum ratio of debt to capitalization and minimum earnings before interest, taxes, depreciation, amortization and rent ("EBITDAR"). These waivers and amendments also reduce the maximum amount of debt permitted to be incurred by Signature and the maturity of the Long
    Term Agreement was changed from February 28, 1998 to August 29, 1997. Similar amendments to corresponding covenants in the Company's two
    Purchase and Master Lease Agreements were made.

    The Long Term Credit Agreement and the Short Term Credit Agreement were amended on December 23, 1996, to substitute for the three quarters ended June 28, 1997, the EBITDAR test for an earnings to fixed charges test, to add a limitation on capital expenditures and require prepayments if proceeds of certain asset dispositions are received, and to amend the minimum debt to equity ratio required to permit payment of preferred stock dividends. In connection with these amendments the Company paid fees totaling $3, the rates of interest under both agreements were increased in three stages, at the date of the agreement and effective at the end of the first and second quarters of 1997, the commitment fee was increased by .375% of the unused commitment and the maturity of the Long Term Agreement was changed to February 15, 1998 from September 6, 2000. These amendments also limited the amount of debt which can be incurred by Signature. Similar amendments to the corresponding covenants in the Company's two Purchase and Master Lease Agreements were made (including shortening the lease expiration dates to August 29, 1997) and the rents thereunder were increased.

    Signature Financial/Marketing, Inc. (Signature), a wholly owned subsidiary of Montgomery Ward, borrowed $102 under a Credit Agreement
    (Signature Credit Agreement) dated as of September 27, 1996 between Signature and various lenders. The proceeds were used to repay the inter-company loan

                        MONTGOMERY WARD HOLDING CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                        (Dollar amounts in millions)

12. Short-Term and Long-Term Debt (continued)

    from Montgomery Ward to Signature arising from Signature's acquisition of the Amoco Motor Club. The Signature Credit Agreement expires on August 29, 1997.

    The minimum debt to capitalization ratio in the Long Term Credit Agreement and Short Term Credit Agreement was also amended September 6, 1996, when a minimum ratio of earnings to fixed charges was added. A similar amendment was made to the two Purchase and Master Lease Agreements.

    The Company entered into an amendment and waiver agreement with holders of the notes issued under the 1993 and 1995 Note Purchase Agreements, which includes a waiver through June 27, 1997 of compliance with the minimum shareholders' equity and funded debt to capitalization tests and added a restriction of sale of assets. In connection therewith, the noteholders received fees totaling $1 and interest rates on the notes were increased in two stages.

    Montgomery Ward also entered into a Credit Agreement (Seasonal Credit Agreement) dated as of October 4, 1996 with various lenders, including GE Capital. The Seasonal Credit Agreement expires August 29, 1997 and provides a revolving loan facility in the principal amount of $165. A waiver corresponding to those most recently obtained as to the Long Term and Short Term Agreements have been obtained by the Company. The purpose of this facility is to provide back-up liquidity as the Company reduces its inventory levels during the fourth quarter. Unless the lenders otherwise agree, loans may be made under this facility only after the commitments under the Short Term Agreement and the Long Term Agreement are fully used. Under the Seasonal Credit Agreement, Montgomery Ward may select among several interest rate options which are based on market rates. A commitment fee is payable upon the unused commitment. At December 28, 1996, no amount was outstanding.

                         MONTGOMERY WARD HOLDING CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                         (Dollar amounts in millions)

12. Short-Term and Long-Term Debt (continued)

    The loan agreements, previously discussed, all limit dividends which Montgomery Ward may pay with respect to its stock and advances which it may make to the Company. Under these limitations, Montgomery Ward currently may only make dividends, distributions or advances to Montgomery Ward Holding to fund the payment of business and corporate expenses up to $2 per year. Because Montgomery Ward Holding's sole source of funds is Montgomery Ward, it does not currently expect to have sufficient funds to make payments otherwise due on the outstanding notes issued to repurchase shares of its common stock. Holders of those notes are not permitted to accelerate the indebtedness thereunder or bring suit to collect it for one year. The Company does not anticipate that it will be able to repurchase any shares of its common stock, under the Stockholders' Agreement or otherwise, during the foreseeable future.

    The Long Term Agreement provides a revolving facility in the principal amount of $603. As of December 28, 1996, $170 was outstanding under the Long Term Agreement.

    On September 6, 1996, the Short Term Agreement which was extended to August 29, 1997 from March 29, 1997 was further amended to increase the principal amount of this revolving loan facility from $297 million to $436. On October 24, 1996, this facility was further increased from $436 to $456. As of December 28, 1996, $456 was outstanding under the Short Term Agreement.

    On December 28, 1996, Montgomery Ward had outstanding $20 under short-term uncommitted lines of credit.

                         MONTGOMERY WARD HOLDING CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                         (Dollar amounts in millions)

12.  Short-Term and Long-Term Debt (continued)

     At December 28, 1996, total short-term debt is summarized as follows:

      Borrowings under Long-Term Credit Agreement............    $  170

      Borrowings under Short-Term Credit Agreement...........       456

      Borrowings under the Signature Loan....................       102

      Borrowings under the uncommitted lines.................        20
                                                                 ------
      Short-term borrowings..................................    $  748

      Note Purchase Agreements reclassified to Short-term
         debt................................................       280
                                                                 ------
      Total Short-Term Debt..................................    $1,028
                                                                 ------
                                                                 ------

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

    The average aggregate notional principal amount under the various cap agreements is $158 in 1996. Under the terms of the cap agreements, Montgomery Ward receives payments from the banks when the one-month daily average LIBO rate exceeds the 6.0% cap strike rate in 1996. Such payments will equal the amount determined by multiplying the notional principal amount by the excess of the percentage rate, if any, of the one-month daily average LIBO rate over the cap strike rate. The interest rate exchange and cap agreements increased the effective borrowing rate under the Agreements by .76% for 1996. Montgomery Ward is exposed to credit risk in the event of nonperformance by the other parties to the interest rate exchange and cap agreements; however, Montgomery Ward anticipates full performance by the counterparties.

    On October 24, 1996, Montgomery Ward prepaid a $25 term loan which had been outstanding under the Term Loan Agreement dated September 29, 1995.

    On January 31, 1996, GE Capital exercised the exchange option contained in the MW Senior Preferred Stock subscription agreement which allowed an exchange of the Montgomery Ward Holding Corp. Senior Preferred Stock for senior preferred stock of the Company with substantially the same terms. On March 28, 1996, the Company's Certificate of Incorporation was amended to authorize the issuance of a new series of senior preferred stock (New Senior Preferred Stock). On March 29, 1996, the Company issued all of the 1,750 shares of New Senior Preferred Stock to GE Capital in exchange for the 1,750 shares of Montgomery Ward Holding Corp. Senior Preferred Stock held by GE Capital.

                         MONTGOMERY WARD HOLDING CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued) (Dollar amounts in millions, except per share amounts)

12. Short-Term and Long-Term Debt (continued)

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

    At December 28, 1996, the minimum lease payments under all noncancelable operating leases with an initial term of more than one year, not including $34 of future sublease rentals, and under capital leases are as follows:

                                                        Capital     Operating
                                                         Leases      Leases
                                                        -------     ---------
      1997...........................................     $12        $  126
      1998...........................................      12           117
      1999...........................................      11           102
      2000...........................................      11            94
      2001...........................................       9            87
      Later Years....................................      31           789
                                                        -------     ---------
        Total Minimum Lease Payments                      $86        $1,315
                                                        -------     ---------
                                                        -------     ---------

      Less Executory Costs, principally real
       estate taxes to be paid by the lessor..........     (3)
      Less Imputed Interest...........................    (23)
                                                        -------
      Present Value of Net Minimum Capital
       Lease Payments Including Portion due
       within one year of $7..........................    $60
                                                        -------
                                                        -------

                        MONTGOMERY WARD HOLDING CORP.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
          (Dollar amounts in millions, except per share amounts)

13. Leases

    Net rent expense charged to earnings was $149 for 1996, $140 for 1995 and $130 for 1994, after deducting rentals from subleases of $10 in 1996, $9 in 1995 and 1994. Rent expense includes contingent lease rentals for capital and operating leases of $10 for 1996, $12 for 1995, and $13 for 1994. These contingent lease rentals are generally based on sales revenues.

    Some rental agreements contain escalation provisions that may require higher future rent payments. Rent expense incurred under rental agreements which contain escalation clauses is recognized on a straight-line basis over the life of the lease.

14. Redeemable Preferred Stock

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

    On December 29, 1995, Montgomery Ward issued 1,750 shares of a new series of senior preferred stock (MW Senior Preferred Stock), par value of $1.00 per share, to GE Capital in exchange for $175 in cash. Subsequent to year end, Montgomery Ward used a portion of the proceeds to finance the purchase of the Amoco Motor Club by its wholly-owned subsidiary, Signature. The subscription agreement for the MW Senior Preferred Stock contained an exchange option which gave GE Capital the option to exchange the MW Senior Preferred Stock for senior preferred stock of the Company with identical terms. On January 31, 1996, GE Capital exercised the exchange option contained in the MW Senior Preferred Stock subscription agreement which allowed an exchange of the MW Senior Preferred Stock for senior preferred stock of the Company with substantially the same terms. On March 29, 1996, the Company's Certificate of Incorporation was amended to authorize the issuance of a new series of senior preferred stock (New Senior Preferred Stock). On March 29, 1996, the Company issued all of the 1,750 shares of New Senior Preferred Stock to GE Capital in exchange for the 1,750 shares of MW Senior Preferred Stock held by GE Capital.

                      MONTGOMERY WARD HOLDING CORP.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
         (Dollar amounts in millions, except per share amounts)

14. Redeemable Preferred Stock (continued)

    Dividends on the New Senior Preferred Stock are payable quarterly at an annual rate of $7,010 per share. The Company is required to redeem the New Senior Preferred Stock on June 30, 2002, with the option of redeeming all or any portion prior to June 30, 2002.

15. Common Stock

    As of December 28, 1996, the Company has the following authorized classes of common stock:

       Class A Common Stock, Series 1; $.01 par value; 25,000,000 shares authorized; 18,223,618 shares issued and outstanding, net of 6,794,016 shares held in treasury.

       Class A Common Stock, Series 2; $.01 par value; 5,412,000 shares authorized; 107,023 shares issued and outstanding, net of 2,110,608 shares held in treasury.

       Class A Common Stock, Series 3; $.01 par value; 2,400,000 shares authorized; no shares issued or outstanding.

       Class B Common Stock; $.01 par value; 25,000,000 shares authorized, issued and outstanding; all owned by GE Capital.

    The Company has repurchased 5,982,897 shares held by certain former officers of the Company, Montgomery Ward and Signature and their permitted transferees by making cash payments and issuing installment notes in the aggregate of approximately $54. As of December 28, 1996, the outstanding balance of these notes was $7. These installment notes bear interest at varying rates, are payable over multi-year periods (generally three to five years) and are secured by shares of Common Stock, the fair market value of which is equal to the outstanding principal amount under each note. The notes are classified as Accrued liabilities and other obligations. The Company does not have the capacity under its borrowing agreements to satisfy the payments for these notes. If the situation is not cured within one year after a note payment is missed, the noteholder may foreclose on the pledge of shares repurchased.

    In years where net income is recognized, options under the Nonqualified Stock Option Plan are included as Common Stock Equivalents in computing primary Earnings Per Share (EPS). In 1996 and 1995, because net losses were incurred, these potentially dilutive securities have an antidilutive effect and are, consequently, omitted from the primary EPS calculation. As a result, 1996 and 1995 EPS calculations are equal to Basic EPS calculations.

                       MONTGOMERY WARD HOLDING CORP.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
         (Dollar amounts in millions, except per share amounts)

15. Common Stock (continued)

    There were no conversions subsequent to year-end that would have affected (either dilutively or incrementally) primary EPS had they taken place at the beginning of the period.

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

                       MONTGOMERY WARD HOLDING CORP.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
          (Dollar amounts in millions, except per share amounts)

    15.  Common Stock (continued)

         Net (loss) income per common share is computed as follows:

                                                           52-Week Period Ended
                                                             December 28, 1996
                                                         ----------------------
                                                          Class A      Class B
                                                         ---------    ---------

         Earnings (loss) available for Common
          Shareholders..................................     $(118)      $(131)

         Weighted average number of common and common
          equivalent share (stock options) outstanding.. 19,058,574  25,000,000

         Earnings (loss) per share......................    $(6.18)     $(5.25)


                                                           52-Week Period Ended
                                                            December 30, 1995
                                                         ----------------------
                                                          Class A      Class B
                                                         ---------    ---------

         Earnings (loss) available for Common
          Shareholders.................................      $  (6)      $  (7)

         Weighted average number of common and common
          equivalent shares (stock options) outstanding. 20,824,514  25,000,000

          Earnings (loss) per share.....................     $(.31)      $(.28)


                                                           52-Week Period Ended
                                                            December 31, 1994
                                                         ----------------------
                                                          Class A      Class B
                                                          ---------    --------

         Earnings available for Common Shareholders
          after deducting preferred stock dividend
          requirements and the cumulative effect of           $  67       $  68
          the change in accounting principle (Note 5)...

         Weighted average number of common and common
          equivalent shares (stock options) outstanding. 21,407,379  25,000,000

         Earnings per share............................       $3.15       $2.70

                        MONTGOMERY WARD HOLDING CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued) (Dollar amounts in millions, except per share amounts)

16. Stock Ownership Plan

    The Montgomery Ward & Co., Incorporated Stock Ownership Plan was adopted effective July 19, 1988. A total of 1,000,000 Class A Common Stock, Series 1, 5,412,000 shares of Class A Common Stock, Series 2, and 2,000,000 shares of Class A Common Stock, Series 3, have been reserved for issuance under the plan. Key associates of Montgomery Ward and its subsidiaries are eligible to participate and may receive awards, purchase rights and options. Awards are grants of shares for no consideration. Options for 3,981,000 and 3,980,000 of Class A Common Stock, Series 2 and Series 3 shares were exercisable at December 28, 1996 and December 30, 1995, respectively.

    During 1991, the Board of Directors approved the Directors Plan. The Directors Plan was established to, among other things, allow outside directors to receive all or any portion of the fees for their services as directors of the Company and Montgomery Ward via conversion rights in Series 1 or Series 2 shares. In 1996, 1995 and 1994, 2,421, 2,476 and 2,489 Series 1 shares were issued from treasury stock as payment for directors fees, respectively.

    Following is a summary of activity under the plans:


                                           December 28, 1996           December 30, 1995             December 31, 1994
                                      -------------------------     ------------------------       --------------------------
                                      Shares        Wtd. Avg.       Shares         Wtd. Avg.       Shares         Wtd. Avg.
                                       (000)        Ex. Price        (000)         Ex. Price        (000)         Ex. Price
                                      ------       ------------     -------       ----------       -------       ------------
     Outstanding, beg. of year         5,165          $17.61         6,163           $17.76         4,974             $14.49
     Granted                             340           23.95           673            24.90         1,967              24.68
     Exercised                          (352)           9.52          (981)           19.29          (298)              9.13
     Forfeited                          (458)          21.14           (71)           19.22           (53)             17.20
     Canceled                           (357)          23.86          (619)           24.15          (427)             20.10
     Expired                               0              --             0               --             0                 --
                                       -----                         -----                          -----
     Outstanding, end of year          4,338          $17.87         5,165           $17.61         6,163             $17.76
                                       -----          ------         -----           ------         -----             ------
                                       -----          ------         -----           ------         -----             ------
     Exercisable, end of year          3,981          $16.39         3,980           $15.92         3,631             $14.73
                                       -----          ------         -----           ------         -----             ------
                                       -----          ------         -----           ------         -----             ------

     Weighted average fair value
     of options granted                               $11.82                          $11.92                           n/a
                                                      ------                          ------                          ------
                                                      ------                          ------                          ------


    2,042 of the 4,338 options outstanding at December 28, 1996 have exercise prices between $.20 and $18.75, with a weighted average exercise price of $11.02 and a weighted average remaining contractual life of 3.94 years. 1,959 of these options are exercisable. The remaining 2,296 options have exercise prices between $22.50 and $26.50, with a weighted average exercise price of $23.96 and a weighted average remaining contractual life of 7.30 years. 1,567 of these options are exercisable.

    Pro Forma Disclosure

    In applying Accounting Principles Board (APB) Opinion No. 25, no expense was recognized for stock options granted under the Plans. In 1996, the Company implemented the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", requiring that the fair market value of all awards of stock based compensation be determined using an option pricing model and that pro forma net income and net income per common share be disclosed as follows:


                                                  December 28, 1996           December 30, 1995
                                                  -----------------           ------------------
     Net Income (Loss)
     Applicable to
     Common Shareholders:        As Reported           $(249)                        $(13)
                                 Pro Forma              (251)                         (15)

     Net Income (Loss) per
     Class A Common
     Share:                      As Reported           $(6.18)                      $(.31)
                                 Pro Forma              (6.27)                       (.43)

    Because SFAS No. 123 provisions have not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation expense may not be representative of that to be expected in future years.

    The weighted average fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for 1995 and 1996: risk-free interest rates of 7.18 and 5.67 percent; expected dividend yield of 0 percent; expected life of 10.0 years.

                            MONTGOMERY WARD HOLDING CORP.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                            (Dollar amounts in millions)

17. Operating, Selling, General and Administrative Expenses

    Operating, selling, general and administrative expenses include insurance benefits, claims and losses related to direct response marketing operations of $144, $100 and $102 for the periods ended December 28, 1996, December 30, 1995 and December 31, 1994, respectively. Unamortized software costs included in other assets were $30, $28 and $17 and the amortization of these costs were $7, $5 and $3 for the periods ended December 28, 1996, December 30, 1995 and December 31, 1994, respectively.

18. Interest Expense, Net of Investment Income

    Net interest expense is as follows:


                                                    52-Week Period Ended
                                                 ----------------------------
                                                 Dec. 28,  Dec. 30,  Dec. 31,
                                                   1996      1995      1994
                                                 --------  --------  --------

     Interest on short-term borrowings.....        $  53      $47       $19
     Interest on long-term debt and
      obligations under capital leases.....           44       32        30
     Miscellaneous interest, net...........           16       15        11
     Investment income.....................           (2)      (3)       (2)
                                                 --------  --------  --------
     Total interest expense,
      net of investment income.............         $111      $91       $58
                                                 --------  --------  --------
                                                 --------  --------  --------

19. Litigation and Other Proceedings

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

20. Related Party Transactions

    Bernard F. Brennan

    Substantially all shares of Class A Series 1 and Series 2 Common Stock, except those held by Bernard F. Brennan and a trust established for the benefit of his children, are held by a Voting Trust which was created in 1988. In 1994, a second voting trust was created to hold shares of Class A Series 3 Common Stock. A Voting Trustee, Bernard F. Brennan, has sole voting power and control of all shares held by both Voting Trusts. The

                        MONTGOMERY WARD HOLDING CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                           (Dollar amounts in millions)

20. Related Party Transactions (continued)

    1988 Voting Trust will expire June 21, 1998 or upon the occurrence of certain specified events in accordance with the Voting Trust Agreement. The 1994 Voting Trust has no expiration date but may expire upon the occurrence of certain specified events in accordance with the Voting Trust Agreement.

    In conjunction with a Relationship Agreement entered into between Mr. Brennan and the Company, the Company provided a loan to Mr. Brennan of $12.5. (His stock is pledged as collateral). The loan does not bear interest. In addition, Mr. Brennan is being paid $1.5 annually (for a five year period) for consulting services he provides to the Company.

    GE Capital Corporation

    The Company engages in various transactions with GE Capital Corporation as described in Notes 2, 5, 14 and 15.

    ValueVision International, Inc.

    On August 8, 1995, Montgomery Ward purchased 1,280,000 unregistered shares of common stock of ValueVision International, Inc. (ValueVision) at $6.25 per share, which represented approximately 4.4% of the issued and outstanding shares of common stock of ValueVision International, Inc. (ValueVision). Montgomery Ward also received warrants to purchase an additional 25 million shares of common stock of ValueVision with exercise prices ranging from $6.50 to $17.00 per share, with an average exercise price of $9.16 per share. The warrants were valued at $18 at the time of grant and were included in Other assets at December 30, 1995. The corresponding deferred revenue of $18 was recognized as a liability and included in Accrued liabilities and other obligations. At December 30, 1995, the balance of the deferred revenue was $17.

    The Company was a partner in a joint venture, Montgomery Ward Direct, Limited Partnership (MW Direct), formed through a partnership in 1991 between subsidiaries of Montgomery Ward and subsidiaries of Fingerhut Companies, Inc. a Minneapolis, Minnesota specialty-based catalog merchandiser. In June of 1996, the subsidiaries of Fingerhut Companies withdrew from the partnership. Immediately prior to the withdrawal, the Fingerhut subsidiaries contributed to the capital of MW Direct cash and all claims that the Fingerhut subsidiaries had against MW Direct. In July of 1996, the Company and ValueVision, a Minneapolis, Minnesota based television home shopping enterprise, entered into an agreement where ValueVision acquired the assets and assumed certain liabilities of MW Direct concurrent with the restructuring of the marketing agreement between Montgomery Ward and ValueVision as discussed below. Also, in July of 1996, ValueVision and Montgomery Ward & Co., entered into an agreement for the expansion and restructuring of their ongoing marketing agreement. ValueVision issued to Montgomery Ward vested warrants (Class P Warrants) to purchase 2.97 million shares of ValueVision common stock at an exercise

                         MONTGOMERY WARD HOLDING CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                          (Dollar amounts in millions)

20. Related Party Transactions (continued)

    ValueVision International, Inc. (continued)

    price of $0.01 per share. The new warrants replaced 18.0 million unvested warrants (Class C-O Warrants) from an earlier grant. Concurrent with this agreement, ValueVision issued to Merchant Partners Limited Partnership (Merchant Partners) vested Class P warrants to purchase 199,100 shares of ValueVision common stock at an exercise price of $0.01 per share. Montgomery Ward was at the time a limited partner in Merchant Partners. Montgomery Ward recognized a pretax gain of $8 from the exchange of the Class C-O unvested warrants and the exchange of Montgomery Ward Direct assets and liabilities. The gain was included in Operating, selling, general and administrative expense.

    In September of 1996, Montgomery Ward and ValueVision exchanged warrants to purchase ValueVision common stock. Montgomery Ward exchanged
    6.0 million vested warrants (Class A-B Warrants) from the earlier grant of
    25.0 million warrants which were exercisable at prices ranging from $6.50 to $6.75, in return for vested warrants (Class P Warrants) to purchase 2.2 million shares of ValueVision common stock at an exercise price of $0.01 per share. Montgomery Ward recognized a pretax gain of $7 from this transaction which is included in Operating, selling, general and administrative expense.

    The earlier ValueVision warrants had been subject to certain vesting conditions and termination rights which do not apply to the replacement grant. Under the new agreements, Montgomery Ward's potential ownership of ValueVision, on a fully diluted basis, following the exercise of all warrants, would be 14.95%. Montgomery Ward accounts for ValueVision on the cost method. The total investment in ValueVision common stock and warrants after the above transactions was $34. A portion of the warrants are pledged as security for the performance of Montgomery Ward's advertising commitment. Montgomery Ward has an advertising commitment with ValueVision to purchase not less than $20 of advertising time on cable systems through ValueVision during the five year period commencing August 1, 1996.

    Montgomery Ward in 1996 deferred revenue recognition on the exchange of warrants discussed above of $16, which is included in Accrued liabilities and other obligations. This amount represents the net present value of the advertising commitment Montgomery Ward has with ValueVision. The deferred revenue will be recognized as services are provided by ValueVision in the future. These services include expenses incurred for advertising by ValueVision, purchasing cable TV time for Montgomery Ward goods and services, use of the Montgomery Ward service mark and use of Montgomery Ward Credit.

                         MONTGOMERY WARD HOLDING CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                          (Dollar amounts in millions)

20. Related Party Transactions (continued)

    Merchant Partners

    In July 1994, Montgomery Ward became a limited partner in Merchant Partners, Limited Partnership (Merchant Partners). The purpose of this partnership is to invest in new and emerging growth businesses and leveraged buy-outs. Montgomery Ward made capital contributions of $17 to Merchant Partners, Limited Partnership in 1996, $4 in 1995 and $1 in 1994. In December 1995, Merchant Partners made a partnership distribution of $22 to Montgomery Ward. The distribution consisted of $8 of common stock and $14 warrants of a publicly traded company. After recognition of the portion of the distribution that was recorded as a return of capital of $5 and the partnership's net loss allocation as of December 30, 1995 of $1, a gain of $16 was recognized in the Consolidated Statement of Income. On December 31, 1996, Montgomery Ward entered into an agreement under which Montgomery Ward assigned, transferred and set over unto Merchant Advisors, Limited Partnership (the general partner of Merchant Partners), Montgomery Ward's entire right, title and interest in and to its limited partnership interest, including the entire balance in its capital and contributions accounts, in Merchant Partners. Merchant Advisors, Limited Partnership, assumed the performance of all of the covenants and obligations associated with the interest under the Limited Partnership Agreement of the Partnership. The agreement eliminated Montgomery Ward's future obligations with respect to its interest in Merchant Partners. As a result, Montgomery Ward reduced its investment in Merchant Partners recognizing a charge to earnings of $10 included in Operating, selling, general and administrative expense.

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

                                                    52-Week Period Ended
                                              --------------------------------
                                               Dec. 28,   Dec. 30,   Dec. 31,
                                                1996       1995       1994
                                              ---------- ---------- ----------
    Total Revenues
     Retail Merchandising..................     $5,879    $6,531     $6,564
     Direct Response Marketing.............        741       554        465
                                              ---------- ---------- ----------
       Total...............................      6,620     7,085      7,029
                                              ---------- ---------- ----------
                                              ---------- ---------- ----------
    Operating Earnings (Losses)
     Retail Merchandising..................     $ (320)   $   31     $  194
     Direct Response Marketing.............         71        70         60
     Corporate and Other (a)...............       (126)     (124)       (89)
                                              ---------- ---------- ----------
       Total...............................     $ (375)   $  (23)    $  165
                                              ---------- ---------- ----------
                                              ---------- ---------- ----------
   Identifiable Assets
    Retail Merchandising..................     $3,207    $3,504      $3,314
    Direct Response Marketing.............      1,203       920         789
    Corporate and Other...................        469       460         434
                                              ---------- ---------- ----------
      Total...............................     $4,879    $4,884      $4,537
                                              ---------- ---------- ----------
                                              ---------- ---------- ----------
   Depreciation and Amortization
    Retail Merchandising..................     $  119    $  118      $  105
    Direct Response Marketing.............        220       149         125
                                              ---------- ---------- ----------
      Total...............................     $  339    $  267      $  230
                                              ---------- ---------- ----------
                                              ---------- ---------- ----------
   Capital Expenditures
    Retail Merchandising..................     $   58    $  109      $  108
    Direct Response Marketing.............         17        13           4
                                              ---------- ---------- ----------
      Total...............................     $   75    $  122      $  112

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

                         MONTGOMERY WARD HOLDING CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                         (Dollar amounts in millions)

22. Parent Company Financial Information

    Following is the MW Holding balance sheet as of December 28, 1996 and December 30, 1995 and the statements of income and cash flows for the 52-week periods ended December 28, 1996, December 30, 1995 and December 31, 1994.

                         MONTGOMERY WARD HOLDING CORP.
                                 BALANCE SHEET
                                    ASSETS

                                                           Dec. 28,   Dec. 30,
                                                             1996       1995
                                                          ---------- ----------
   Federal Income Taxes Receivable....................      $    4     $    4
   Investment in Montgomery Ward......................         534        782
   Redeemable Preferred Stock of Montgomery Ward......         175          -
   Other assets.......................................           1          1
                                                          ---------- ----------
     Total Assets.....................................      $  714     $  787
                                                          ---------- ----------
                                                          ---------- ----------

                     LIABILITIES AND SHAREHOLDERS' EQUITY

   Accounts Payable to Montgomery Ward................      $   98     $   73
   Accrued Liabilities................................           8         14
                                                          ---------- ----------
     Total Liabilities................................         106         87

   Redeemable Preferred Stock.........................         175          -

   Common Stock.......................................           1          1
   Capital in excess of par value.....................          53         45
   Retained Earnings..................................         509        758
   Unrealized gain on marketable equity securities....           9         10
   Less:  Treasury stock, at cost.....................        (139)      (114)
                                                          ---------- ----------
    Total Shareholders' Equity........................         433        700
   Total Liabilities and Shareholders' Equity.........      $  714     $  787
                                                          ---------- ----------
                                                          ---------- ----------

                              STATEMENT OF INCOME

                                                     52-Week Period Ended
                                               --------------------------------
                                                Dec. 28,   Dec. 30,   Dec. 31,
                                                 1996       1995       1994
                                               ---------- ---------- ----------

   Miscellaneous Costs........................   $   (2)    $   (1)    $   (2)
                                               ---------- ---------- ----------
      Total Costs and Expenses................       (2)        (1)        (2)
   Tax Benefits...............................        -          -          -
                                               ---------- ---------- ----------
   Net Loss Before Earnings of
    Montgomery Ward...........................       (2)        (1)        (2)
   Equity in Net Income of Montgomery Ward....     (235)        (8)       139
                                               ---------- ---------- ----------
   Net Income.................................     (237)        (9)       137
   Preferred Stock Dividend Requirements......       12          4          2
                                               ---------- ---------- ----------
   Net Income Available for Common
    Shareholders..............................   $ (249)    $  (13)     $ 135
                                               ---------- ---------- ----------
                                               ---------- ---------- ----------

                       MONTGOMERY WARD HOLDING CORP.
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                       (Dollar amounts in millions)

22.  Parent Company Financial Information (continued)

                        STATEMENT OF CASH FLOWS

                                                 Dec. 28,  Dec. 30,   Dec. 31,
                                                   1996       1995      1994
                                                 --------  --------   --------
     Net Income.................................  $(237)     $  (9)     $137
     Adjustments to reconcile net income to
      net cash provided:
       Change in undistributed earnings
        of subsidiary...........................    235         12      (116)
       Compensation expense on stock option
        grants/repurchases......................      5          4         1
       Decrease (increase) in:
        Other assets............................      -         (1)        -
       Increase (decrease) in:
        Accounts payable to Montgomery Ward.....     36         16        22
        Accrued liabilities.....................    (13)       (13)      (15)
                                                 --------    -------    ------
     Net cash provided before financing
      activities................................     26          9        29
                                                 --------    -------    ------
     Cash flows from financing activities:
       Proceeds from issuance of common stock....     3         18         3
       Proceeds from redemption of Montgomery
        Ward preferred stock.....................     -         75         -
       Proceeds from issuance of preferred
        stock....................................   175          -        75
       Purchase of Montgomery Ward preferred
        stock....................................  (175)         -       (75)
       Cash dividends paid.......................    (9)        (4)      (24)
       Payments to redeem preferred stock........     -        (75)        -
       Purchase of treasury stock, at cost.......   (20)       (23)       (9)
       Tax benefit of stock options exercised
        and other stock exchanges................     -          -         1
                                                  -------     -------   -------
     Net cash used for financing activities......   (26)        (9)      (29)
                                                  -------     -------   -------
     Cash at end of period.......................  $  -       $  -      $  -
                                                  -------     -------   -------
                                                  -------     -------   -------
     Non-cash investing activities:
      Change in unrealized gain on investments... $  (1)      $  8     $  (1)

     Non-cash financing activities:
      Notes issued for purchase of
       treasury stock............................  $  5       $  2      $  7

                        MONTGOMERY WARD HOLDING CORP.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
         (Dollar amounts in millions, except per share amounts)

23.  Quarterly Financial Data (unaudited)

     The quarterly operations of MW Holding are summarized as follows and reflect the impact of the change in accounting principle, as discussed in
     Note 6:


                                                          Quarter
                                         -----------------------------------------
                                         First   Second   Third   Fourth    Year
                                         ------  ------  ------   ------  --------
     52-Week Period Ended
     December 28, 1996
      Net sales.......................... $1,254  $1,354  $1,376   $1,895   $5,879
      Cost of goods sold.................  1,038   1,099   1,096    1,629    4,862
      Net Income (Loss)..................    (48)     11     (35)    (165)    (237)
      Net Income (Loss) per Class A
       Common Share......................  (1.27)    .20    (.95)   (4.16)   (6.18)
      Net Income (Loss) per Class B
       Common Share......................  (1.07)    .18    (.82)   (3.54)   (5.25)

     52-Week Period Ended
     December 30, 1995
      Net sales.......................... $1,357  $1,521  $1,561    $2,092   $6,531
      Cost of goods sold.................  1,075   1,211   1,240     1,685    5,211
      Net Income (Loss)..................     (4)     11       3       (20)      (9)
      Net Income (Loss) per Class A
       Common Share......................   (.12)    .25     .05      (.49)    (.31)
      Net Income (Loss) per Class B
       Common Share......................   (.10)    .20     .04      (.42)    (.28)

Item 9.  Disagreements on Accounting and Financial Disclosure.

     None.

                                  PART III


Item 10.  Directors and Executive Officers of the Company

    Information as to executive officers required by this item is included under the caption "Executive Officers of the Registrant" beginning on page
    15. Information as to directors required by this item is incorporated herein by reference, pursuant to General Instruction G(3) to Form 10-K, from the Registrant's definitive proxy statement, for the annual meeting of shareholders to be held on May 16, 1997, to be filed within 120 days of the end of the Registrant's fiscal year.

Item 11.  Executive Compensation

    Incorporated herein by reference, pursuant to General Instruction G(3) to Form 10-K, from the Registrant's definitive proxy statement, for the annual meeting of shareholders to be held on May 16, 1997, to be filed within 120 days of the end of the Registrant's fiscal year.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

    Incorporated herein by reference, pursuant to General Instruction G(3) to Form 10-K, from the Registrant's definitive proxy statement, for the annual meeting of shareholders to be held on May 16, 1997, to be filed within 120 days of the end of the Registrant's fiscal year.

Item 13.  Certain Relationships and Related Transactions

    Incorporated herein by reference, pursuant to General Instruction G(3) to Form 10-K, from the Registrant's definitive proxy statement, for the annual meeting of shareholders to be held on May 16, 1997, to be filed within 120 days of the end of the Registrant's fiscal year.

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K's.

(a)  1.  Financial Statements
                                                                 Page
                                                                ------

     Report of Independent Public Accountants...................  29
     Consolidated Balance Sheet at December 28, 1996
       and December 30, 1995....................................  32
     For the 52-Week Periods Ended December 28, 1996
       December 30, 1995 and December 31, 1994
         Consolidated Statement of Income.......................  30
         Consolidated Statement of Shareholders' Equity.........  33
         Consolidated Statement of Cash Flows...................  36
     Notes to Consolidated Financial Statements.................  38

     2.  Financial Statement Schedules

         Schedules have been omitted because they are not applicable, not required, not material, or the required information is given in the financial statements or notes thereto or combined with the information presented in other schedules or exhibits.

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K (continued)

   3.  Exhibits

       3.1 Third Restated Certificate of Incorporation of the Company, filed June 28, 1994, incorporated by reference to
                    Exhibit 3.2(ii) of the Company's Registration Statement on Form S-1 (Registration No. 33-33252).

       3.1 (i) Certificate of Amendment to Certificate of Incorporation of Montgomery Ward Holding Corp. dated October 25, 1994, incorporated by reference to Exhibit 3.2(iv) of the Company's Quarterly Report on Form 10-Q for the fiscal quarterly period ended October 1, 1994.

       3.1(ii) Certificate of Amendment to Certificate of Incorporation of Montgomery Ward Holding Corp. dated March 29, 1996.

       3.3 Amended and Restated By-laws of the Company, dated as of December 29, 1994, incorporated by reference to Exhibit 3.3 of the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 1995.

       3.3(i) Amendment to By-laws of Montgomery Ward Holding Corp., dated as of December 10, 1996.

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

      10.(i)(A)(2)  Amendment Agreement dated as of December 10, 1996, incorporated by reference from Exhibit 1 to the Company's Current Report on Form 8-K for an event occurring
                    January 6, 1997.

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K (continued)

   3.  Exhibits (continued)

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

       10.(i)(C)    Subscription Agreement dated as of December 29, 1995
                    between General Electric Capital Corporation, Montgomery
                    Ward & Co., Montgomery Ward Holding Corp., and
                    Bernard F. Brennan, incorporated by reference to Exhibit
                    10.(i)(C) of the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 1995.

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

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K (continued)

   3.  Exhibits (continued)

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

       10.(i)(H)(2) Amendment dated March 19, 1996 to the Long Term Credit
                    Agreement dated as of September 15, 1994 among Montgomery Ward & Co., Incorporated, various banks, The First National Bank of Chicago, as Documentary Agent, The
                    Bank of Nova Scotia, as Administrative Agent, The Bank of New York, as Negotiated Loan Agent and Bank of America
                    National Trust and   Savings Association, as Advisory
                    Agent, incorporated by reference to Exhibit 10.(i)(H)(2) of the Company's Quarterly Report on Form 10-Q for the fiscal quarterly period ended March 30, 1996.

       10.(i)(H)(3) Amendment to Long Term Credit Agreement dated as of
                    September 15, 1994 among Montgomery Ward & Co., Incorporated, various banks, The First National
                    Bank of Chicago, as Documentary Agent, The Bank of Nova Scotia, as Administrative Agent, The Bank of New York, as Negotiated Loan Agent and Bank of America National Trust and Savings Association, as Advisory Agent, which became effective September 6, 1996, incorporated by reference to Exhibit 10.(i)(H)(3) of the Company's Quarterly Report on Form 10-Q for the fiscal quarterly period ended September 28, 1996.

       10.(i)(H)(4) Amendment to Long Term Credit Agreement dated as of
                    December 23, 1996 among Montgomery Ward & Co., Incorporated, various banks, The First National Bank of Chicago, as Documentary Agent, The Bank of Nova Scotia, as Administrative Agent, The Bank of New York, as Negotiated Loan Agent and Bank of America National Trust and Savings Association, as Advisory Agent.

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K (continued)

       3. Exhibits (continued)

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

       10.(i)(I)(2) Amendment dated March 19, 1996 to the Short Term Credit
                    Agreement dated as of September 15, 1994 among Montgomery Ward & Co., Incorporated, various banks, The First National Bank of Chicago, as Documentary Agent, The Bank of Nova Scotia, as Administrative Agent, The Bank of New York, as Negotiated Loan Agent and Bank of America National Trust and Savings Association, as Advisory Agent, incorporated by reference to Exhibit 10.(i)(I)(2) of the Company's Quarterly Report on Form 10-Q for the fiscal quarterly period ended March 30, 1996.

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K (continued)

       3. Exhibits (continued)

       10.(i)(I)(3) Amendment dated September 6, 1996 to the Short Term Credit
                    Agreement dated as of September 15, 1994 among Montgomery Ward & Co., Incorporated, various banks, The First National Bank of Chicago, as Documentary Agent, The Bank of Nova Scotia, as Administrative Agent, The Bank of New York, as Negotiated Loan Agent and Bank of America National Trust and Savings Association, as Advisory
                    Agent, incorporated by reference to Exhibit 10.(i)(I)(3) of the Company's Quarterly Report on Form 10-Q for the fiscal quarterly period ended September 28, 1996.

       10.(i)(I)(4) Confirmation of New Bank executed by The Industrial
                    Bank of Japan, Limited, Chicago Branch and The Bank of Nova Scotia, as Administrative Agent, pursuant to
                    Section 2.6(c) of the Short Term Credit Agreement dated as of September 15, 1994 among Montgomery
                    Ward & Co., Incorporated, various banks, The First National Bank of Chicago, as Documentary Agent, The
                    Bank of Nova Scotia, as Administrative Agent, The Bank of New York, as Negotiated Loan Agent and Bank of
                    America National Trust and Savings Association, as Advisory Agent, as amended and extended, and (b) a letter dated October 24, 1996 from The Bank of Nova Scotia, as Administrative Agent, to the Banks and other Agents who are parties to said Short Term Credit Agreement transmitting an attached revised Schedule 1 to such Agreement, incorporated by reference to Exhibit 10.(i)(I)(4) of the Company's Quarterly Report on
                    Form 10-Q for the fiscal quarterly period ended
                    September 28, 1996.

       10.(i)(I)(5) Amendment dated December 23, 1996 to the Short Term Credit
                    Agreement dated as of September 15, 1994 among Montgomery Ward & Co., Incorporated, various banks, The First
                    National Bank of Chicago, as Documentary Agent, The Bank of Nova Scotia, as Administrative Agent, The Bank of New York, as Negotiated Loan Agent and Bank of America National Trust and Savings Association, as Advisory Agent.

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K (continued)

       3. Exhibits (continued)

       10.(i)(J)    Note Purchase Agreement dated July 11, 1995 between
                    Montgomery Ward & Co., Incorporated and various lenders, incorporated by reference to Exhibit 10.(i)(J) on the Company's Quarterly Report on Form 10-Q for the fiscal quarterly period ended July 1, 1995.

       10.(i)(L)    Credit Agreement dated as of September 27, 1996 as amended and restated as of October 21, 1996, among Signature
                    Financial/Marketing, Inc., various lenders, The Bank of
                    New York, as Documentation Agent and The Bank of Nova
                    Scotia, as Administrative Agent.

       10.(i)(L)(1) Amendment to Credit Agreement dated as of December 23, 1996 among Signature Financial/Marketing, Inc., various lenders, The Bank of New York, as Documentation Agent and The Bank of Nova Scotia, as Administrative Agent.

       10.(i)(M)    Credit Agreement dated October 4, 1996 among Montgomery Ward
                    & Co., Incorporated, various lenders, The Bank of Nova
                    Scotia, as Administrative Agent, and The Bank of New York, as Documentation Agent, incorporated by reference to
                    Exhibit 10.(i)(M) of the Company's Quarterly Report on
                    Form 10-Q for the fiscal quarterly period ended
                    September 28, 1996.

       10.(i)(M)(1) Amendment to Credit Agreement dated as of December 23, 1996 among Montgomery Ward & Co., Incorporated, various lenders, The Bank of Nova Scotia, as Administrative Agent, and The Bank of New York, as Documentation Agent.

       10.(i)(M)(2) Second Amendment to Credit Agreement dated as of
                    December 23, 1996 among Montgomery Ward & Co., Incorporated, various lenders, The Bank of Nova Scotia, as Administrative Agent, and The Bank of New York, as Documentation Agent.

       10.(ii)(A)*  Interim Consumer Credit Card Program dated as of April 1,
                    1996, as amended, restated and renamed the Bank Credit Card Program Agreement dated as of April 1, 1996 by and between Monogram Credit Card Bank of Georgia and Montgomery Ward & Co., Incorporated.

   * Confidential treatment has been requested from the Secretary of the Commission, with respect to portions of this document.
                                         85

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K (continued)

     3.   Exhibits (continued)

          10.(ii)(B)*   Account Purchase Agreement dated as of June 24, 1988,
                        as amended, restated and renamed the Account-Related
                        Agreement and dated as of April 1, 1996 by and between Montgomery Ward Credit Corporation and
                        Montgomery Ward & Co., Incorporated.

          10.(ii)(C)(1) Letter Agreement dated as of April 1, 1996 between
                        Signature Financial/Marketing, Inc., Monogram Credit Card Bank of Georgia, Montgomery Ward Credit Corporation, and Montgomery Ward & Co.,
                        Incorporated.

          10.(ii)(C)(2) Letter Agreement dated as of April 1, 1996 between
                        Signature Financial/Marketing, Inc. and Montgomery Ward Credit Corporation.

          10.(ii)(C)(3) Letter Agreement dated September 17, 1996 between
                        Montgomery Ward & Co., Incorporated, Monogram Credit Card Bank of Georgia and Montgomery Ward Credit Corporation.

          10.(ii)(C)(4)*Letter Agreement dated as of August 2, 1995 between
                        Monogram Retailer Credit Services, Inc. and Montgomery Ward & Co., Incorporated.

          10.(ii)(D)*   Interim Consumer Credit Card Program Agreement dated
                        as of March 13, 1996 between Monogram Credit Card Bank of Georgia and Lechmere, Inc.

          10.(ii)(D)(1)*Letter Agreement dated January 23, 1996 between
                        Montgomery Ward & Co., Incorporated, Montgomery Ward Credit and General Electric Capital Corporation.

          10.(ii)(D)(2) Letter Agreement dated March 13, 1996 between
                        Montgomery Ward & Co., Incorporated, Lechmere, Inc., General Electric Capital Corporation and Montgomery Ward Credit Corporation.

          10.(ii)(E)*   MWCC Program Agreement dated as of April 3, 1996
                        between Montgomery Ward Credit Corporation,
                        Montgomery Ward & Co., Incorporated and Lechmere,
                        Inc.

          10.(iii)(A)   Program Agreement dated October 12, 1989 between
                        Montgomery Ward & Co., Incorporated and General
                        Electric Capital Corporation.

          10.(iii)(B)   Amendment to Program Agreement dated March 4, 1997
                        between General Electric Corporation, Montgomery
                        Ward & Co., Incorporated and Lechmere, Inc.

   * Confidential treatment has been requested from the Secretary of the Commission, with respect to portions of this document.

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K (continued)

      3.  Exhibits (continued)

          10.(iv)(A)    Montgomery Ward & Co., Incorporated Stock Ownership
                        Plan, amended and restated as of May 20, 1994, incorporated by reference to Exhibit 10.(iv)(A)(ii) (A) of the Company's Registration Statement on Form S-1
                        (No. 33-33252).

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

          10.(iv)(B)(i) Montgomery Ward & Co., Incorporated Executive Long-Term
                        Incentive Plan, incorporated by reference to Exhibit 10.(iv)(B)(1) of the Company's Registration Statement on Form S-1 (No. 33-33252).

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

          10.(iv)(D)(1) First Amendment to the Montgomery Ward & Co.,
                        Incorporated Retirement Security Plan dated
                        October 9, 1995.

          10.(iv)(D)(2) Second Amendment to the Montgomery Ward & Co.,
                        Incorporated Retirement Security Plan dated
                        October 31, 1996.

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K (continued)

    3.  Exhibits (continued)

        10.(iv)(E)     Montgomery Ward & Co., Incorporated Supplemental
                       Retirement Plan, incorporated by reference to
                       Exhibit 10.(iv)(E) of the Company's Registration
                       Statement on Form S-1 (Registration No. 33-23403).

        10.(iv)(F)     Montgomery Ward Holding Corp. Directors Fee and Stock
                       Ownership Plan, incorporated by reference to Exhibit
                       10. (iv)(F) of the Company's Registration Statement on
                       Form S-1 (Registration No. 33-41161).

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

        10.(iv)(H)(1)  First Amendment to the Montgomery Ward & Co.,
                       Incorporated Savings and Profit Sharing Plan dated as of October 31, 1996.

        10.(iv)(I)     Montgomery Ward & Co., Incorporated Success Plan,
                       incorporated by reference to Exhibit 10.(iv)(I) of the Company's Registration Statement on Form S-1 (No.
                       33-33252).

       10.(iv)(J)      Form of Montgomery Ward Special Retention Plan document
                       entered into with the following persons: Alan E.
                       DiGangi, Spencer H. Heine, Carol J. Harms, Robert A.
                       Kasenter, Frederick E. Meiser, Edwin G. Pohlmann,
                       Robert J. Stevenish and John Workman, incorporated by reference to Exhibit 10.(iv)(J) of the Company's
                       Quarterly Report on Form 10-Q for the fiscal quarterly period ended March 30, 1996.

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K (continued)

       3. Exhibits (continued)

          10.(iv)(L)   Form of Montgomery Ward Change of Control Security Plan
                       document entered into with the following persons:
                       Alan E. DiGangi, Spencer H. Heine, Carol J. Harms,
                       Robert A. Kasenter, Frederick E. Meiser, Edwin G.
                       Pohlmann, Robert J. Stevenish and John Workman, incorporated by reference to Exhibit 10.(iv)(L) of the Company's Quarterly Report on Form 10-Q for the fiscal quarterly period ended March 30, 1996.

          10.(v) Relationship Agreement effective December 10, 1996 between Bernard F. Brennan, Montgomery Ward Holding Corp., Montgomery Ward & Co., Incorporated and General Electric Capital Corporation.

          10.(vi) Employment Agreement effective December 20, 1996 between Montgomery Ward & Co., Incorporated, Montgomery Ward Holding Corp., and Roger V. Goddu.

          10.(vii) Employment Agreement effective January 31, 1997 between Montgomery Ward & Co., Incorporated, Montgomery Ward Holding Corp., and Burnett Donoho.

          10.(viii)    Line of Credit Agreement effective December 19, 1996
                       between Montgomery Ward & Co., Incorporated and The
                       Northern Trust Company.

          10.(ix) Employment Agreement effective August 31, 1995 between Montgomery Ward & Co., Incorporated and Robert J. Stevenish.

          10.(x) Employment Agreement effective January 28, 1997 between Montgomery Ward & Co., Incorporated and Thomas Grimes.

          10.(xi) Employment Agreement effective April 22, 1996 between Montgomery Ward & Co., Incorporated and Michael Searles.

          10.(xii) Employment Agreement effective April 12, 1994 between Montgomery Ward & Co., Incorporated, and G. Joseph Reddington, incorporated by reference to
                       Exhibit 10.(xii) of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K (continued)

      3.  Exhibits (continued)

          10.(xiii)    Employment Agreement effective October 24, 1995 between
                       Montgomery Ward & Co., Incorporated and Frederick E.
                       Meiser.

          11.          Statement regarding computation of per share earnings.

          12.          Not applicable.

          13.          Not applicable.

          16.          Not applicable.

          18. Letter from Arthur Andersen LLP regarding change in accounting principle.

          19.          Not applicable.

          21. Subsidiaries of the Registrant, incorporated by reference to Exhibit 21 of the Company's
                       Registration Statement on Form S-1 (Registration No. 33-33252).

          22.          Not applicable.

          23.          Consent of independent public accountants.

          24.          Not applicable.

          27.          Financial data schedule.

          28.          Not applicable.


          (b)          Reports on Form 8-K.
                       None during the fiscal quarter ended December 28, 1996.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant, Montgomery Ward Holding Corp., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGISTRANT              MONTGOMERY WARD HOLDING CORP.


BY                      JOHN L. WORKMAN
NAME AND TITLE          John L. Workman, Executive Vice President,
                        Chief Financial Officer and Assistant Secretary
DATE                    March 28, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


BY                      ROGER V. GODDU
NAME AND TITLE          Roger V. Goddu, Director and Principal Executive
                        Officer
DATE                    March 28, 1997


BY                      BURNETT W. DONOHO
NAME AND TITLE          Burnett W. Donoho, Director
DATE                    March 28, 1997


BY                      BERNARD F. BRENNAN
NAME AND TITLE          Bernard F. Brennan, Director
DATE                    March 28, 1997


BY                      EDWIN G. POHLMANN
NAME AND TITLE          Edwin G. Pohlmann, Director
DATE                    March 28, 1997


BY                      MYRON LIEBERMAN
NAME AND TITLE          Myron Lieberman, Director
DATE                    March 28, 1997

                                   SIGNATURES



BY                      SILAS S. CATHCART
NAME AND TITLE          Silas S. Cathcart, Director
DATE                    March 28, 1997


BY                      _________________________
NAME AND TITLE          Denis J. Nayden, Director
DATE                    March __, 1997


BY                      _________________________
NAME AND TITLE          Gary C. Wendt, Director
DATE                    March __, 1997


BY                      DANIEL W. PORTER
NAME AND TITLE          Daniel W. Porter, Director
DATE                    March __, 1997


BY                      EDWARD D. STEWART
NAME AND TITLE          Edward D. Stewart, Director
DATE                    March __, 1997


BY                      JOHN L. WORKMAN
NAME AND TITLE          John L. Workman, Executive Vice President,
                        Chief Financial Officer and Assistant Secretary
                        (Principal Financial and Accounting Officer)
DATE                    March __, 1997