Form 10-Q
period 1997-03-29
MONTGOMERY WARD HOLDING CORP
filed 1997-05-13
CIK 836974

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549-1004

                                  ____________

                                   FORM 10-Q

(MARK ONE)
          X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         ---          THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED MARCH 29, 1997

                                       OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         ---          THE SECURITIES EXCHANGE ACT OF 1934

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

                           Yes    X       No
                                ------        ------

     As of April 30, 1997 the Registrant had 18,324,522 shares of Class A Common Stock and 25,000,000 shares of Class B Common Stock of the Registrant outstanding.

================================================================================

                        PART 1 - FINANCIAL INFORMATION


Item 1.  Financial Statements


                                     INDEX

                                                                         Page
Montgomery Ward Holding Corp.

   Consolidated Statement of Income...................................     2

   Consolidated Balance Sheet.........................................     3

   Consolidated Statement of Cash Flows...............................     4

   Notes to Consolidated Financial Statements.........................     6

                         MONTGOMERY WARD HOLDING CORP.
                        CONSOLIDATED STATEMENT OF INCOME
                                  (UNAUDITED)

                                                         March 29,   March 30,
                                                            1997        1996
                                                         ---------   ---------

(Millions, except per share amounts)

Revenues
  Net sales, including leased and
   licensed department sales...........................   $1,119      $1,253
  Direct response marketing revenues,
   including insurance.................................      210         182
                                                          ------      ------
     Total Revenues....................................    1,329       1,435
                                                          ------      ------

Costs and Expenses
  Cost of goods sold, including net
   occupancy and buying expense........................      997       1,038
  Operating, selling, general and
   administrative expenses, including
   benefits and losses of direct
   response operations (Note 4)........................      525         452
Interest expense.......................................       33          22
                                                          ------      ------
   Total Costs and Expenses...........................     1,555       1,512
                                                          ------      ------

Loss Before Income Taxes...............................     (226)        (77)
Income Tax Benefit.....................................      (85)        (29)
                                                          ------      ------

Net Loss...............................................     (141)        (48)
Preferred Stock Dividend Requirements (Note 5).........        3           3
                                                          ------      ------

Net Loss Applicable to
 Common Shareholders...................................   $ (144)     $  (51)
                                                          ======      ======

Net Loss per Common Share (Note 2)
 Class A...............................................   $(3.71)     $(1.27)
 Class B...............................................   $(3.05)     $(1.07)

Cash dividends per Common Share........................   $    -      $    -


                See notes to consolidated financial statements.

                         MONTGOMERY WARD HOLDING CORP.
                           CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)

                                                         March 29,  December 28,
                                                           1997         1996
                                                         ---------  -----------

                                     ASSETS
(Millions)

Cash and cash equivalents...........................      $   96      $   32
Short-term investments..............................           4           3
Investments of insurance operations.................         276         317
                                                          ------      ------
     Total Cash and Investments.....................         376         352

Trade and other accounts receivable.................         174         213
Accounts and notes receivable from affiliates.......          11          13
                                                          ------      ------
     Total Receivables..............................         185         226

Merchandise inventories.............................       1,402       1,545
Prepaid pension cost................................         355         351
Properties, plant and equipment, net of
 accumulated depreciation and amortization..........       1,297       1,308
Direct response and insurance acquisition costs.....         599         603
Other assets........................................         510         494
Prepaid deferred income taxes.......................          44           -
                                                          ------      ------
     Total Assets...................................      $4,768      $4,879
                                                          ======      ======

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Short-term debt.....................................      $1,437      $1,028
Trade accounts payable..............................       1,340       1,585
Federal income taxes payable........................           4           4
Accrued liabilities and other obligations...........       1,148       1,228
Insurance policy claim reserves.....................         230         227
Long-term debt......................................          85          87
Obligations under capital leases....................          58          60
Deferred income taxes...............................           -          52
                                                          ------      ------
     Total Liabilities..............................       4,302       4,271

Commitments and Contingent Liabilities (Note 6)

Redeemable Preferred Stock (Note 5).................         175         175

Shareholders' Equity
 Common stock.......................................           1           1
 Capital in excess of par value.....................          53          53
 Retained earnings..................................         364         509
  Unrealized gain on marketable securities..........          12           9
  Less:  Treasury stock, at cost....................        (139)       (139)
                                                          ------      ------
       Total Shareholders' Equity...................         291         433
                                                          ------      ------
Total Liabilities and Shareholders' Equity..........      $4,768      $4,879
                                                          ======      ======

                See notes to consolidated financial statements.

                         MONTGOMERY WARD HOLDING CORP.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                               For the 13-Week
                                                                 Period Ended
                                                            March 29,   March 30,
(Millions)                                                     1997        1996
                                                            ---------- ----------
Cash flows from operating activities:
 Net loss.................................................  $  (141)    $  (48)
 Adjustments to reconcile net loss to net cash
  provided by (used for) operating activities:
   Depreciation and amortization..........................       31         31
   Amortization of Goodwill...............................        2          6
   Amortization of Direct response and
    insurance acquisition costs...........................       61         42
   Deferred income taxes..................................      (96)        -
                                                            -------     ------
     Net (loss) income adjusted for non-cash expenses.....     (143)        31
                                                            -------     ------
Changes in operating assets and liabilities:
 (Increase) decrease in:
    Trade and other accounts receivable...................       39         12
    Accounts and notes receivable from affiliates.........        2         10
    Merchandise inventories...............................      143        201
    Prepaid pension cost..................................       (4)        (4)
    Federal income taxes receivable, net..................        -        (31)
    Direct response insurance acquisition costs...........      (57)       (64)
    Other assets..........................................      (16)       (10)
  Increase (decrease) in:
    Trade accounts payable................................     (245)      (494)
    Accrued liabilities and other obligations.............      (77)       (57)
    Insurance policy claim reserves.......................        3          6
                                                            -------     ------
      Net cash used for operations........................     (355)      (400)
                                                            -------     ------
Cash flows from (used for) investing activities:
 Investment in Merchant Partners..........................        -         (2)
 Acquisition of Amoco Enterprises.........................        -       (102)
 Purchase of short-term investments.......................      (43)        (9)
 Purchase of investments of insurance operations..........     (101)      (104)
 Sale of short-term investments...........................       42          9
 Sale of investments of insurance operations..............      142        117
 Capital expenditures.....................................      (20)       (11)
 Disposition of properties, plant and
   equipment, net.........................................        -          1
                                                            -------     ------
      Net cash from (used for) investing activities.......  $    20     $ (101)
                                                            -------     ------

                See notes to consolidated financial statements.

                         MONTGOMERY WARD HOLDING CORP.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                        For the 13-Week
                                                         Period Ended
                                                     March 29,   March 30,
(Millions)                                              1997        1996
                                                     ---------   ---------

Cash flows from financing activities:
 Proceeds from short-term borrowings, net.........    $ 409        $ 541
 Payments of long-term debt.......................       (2)          (1)
 Payments of obligations under capital leases.....       (2)          (1)
 Proceeds from issuance of common stock...........        -            1
 Cash dividends paid..............................       (6)          (3)
 Purchase of treasury stock, at cost..............        -          (10)
                                                     ---------   ---------
   Net cash provided by financing activities......      399          527
                                                     ---------   ---------


Increase in cash and cash equivalents.............       64           26
Cash and cash equivalents at beginning of period..       32           37
                                                     ---------   ---------
Cash and cash equivalents at end of period........    $  96        $  63
                                                     =========   =========

Supplemental disclosure of cash flow information:
 Cash paid during the period for:
  Income taxes....................................    $   -        $   1
  Interest........................................    $  19        $  23


Non-cash investing activity:
 Change in unrealized gain on marketable
  equity securities...............................    $   3        $   -

Non-cash financing activity:
 Notes issued for purchase of treasury stock......    $   -        $   5

                See notes to consolidated financial statements.

                         MONTGOMERY WARD HOLDING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Millions of dollars, except per share amounts)


1.   Accounting Policies

     Basis of Presentation

     The Consolidated Balance Sheet as of March 29, 1997 and the Statements of Income and Cash Flows for the three months ended March 29, 1997 and March 30, 1996 are unaudited. The interim financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The interim financial statements should be read in the context of the financial statements and notes thereto filed with the Securities and Exchange Commission in the 1996 Annual Report on Form 10-K of Montgomery Ward Holding Corp. (the "Company"). Capitalized terms not otherwise defined herein have the meaning ascribed to such terms in the 1996 Annual Report on Form 10-K. Certain prior period amounts have been reclassified to be comparable with the current period presentation.

2.   Net (Loss) Per Common Share

     Net (Loss) per common share is computed as follows:

                                                       For the 13-Week
                                                        Period Ended
                                                       March 29, 1997


                                                   Class A       Class B
     Net (Loss) applicable to Common                $(68)         $(76)
     Shareholders......................

     Weighted average number of common
     shares outstanding........................   18,326,019   25,000,000

     Net (Loss) per share................          $(3.71)       $3.05)

                                                       For the 13-Week
                                                        Period Ended
                                                       March 30, 1996

                                                   Class A       Class B
     Net Loss applicable to Common                  $(24)         $(27)
     Shareholders......................

     Weighted average number of common
     shares outstanding.......................    19,155,678   25,000,000

     Net (Loss) per share................          $(1.27)       $(1.07)



     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 128, "Earnings per Share." The statement is effective for financial statements for periods ending after December 15, 1997, and changes the method in which earnings per share will be determined and presented in the financial statements. Adoption of this statement by the Company will not have a material impact on earnings per share.

                         MONTGOMERY WARD HOLDING CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Millions of dollars, except per share amounts)


3.   Liquidity

     The Company had a net loss of $141 for the 13-week period ending March 29, 1997 and its short term debt increased by $409 from December 28, 1996. An amendment to the Company's bank agreements was required at year end 1996 and was obtained. Due to the Company's worsening financial condition, waivers were required and obtained for the first quarter of 1997. It will likely be necessary for the Company to obtain amendments or waivers with respect to the second quarter of fiscal 1997.

     The Company intends to improve its financial condition and reduce its dependence on borrowing by slowing expansion, controlling expenses, closing certain unprofitable stores and continuing to implement its inventory reduction program. Management is in the process of reevaluating the Company's merchandising, marketing, store operations and real estate strategies. The Company is also considering the sale of certain operating units as a means of generating cash. The Company is actively involved in negotiations with respect to the sale of certain of these units, including The Signature Group. Future cash is also expected to continue to be provided by ongoing operations, sales of receivables under the Agreements with Monogram Credit Card Bank of Georgia ("Monogram") and Montgomery Ward Credit Corporation ("MWCC"), borrowings under revolving loan facilities and vendor financing programs.

     The Company is currently in discussions with financing sources with a view toward a longer term solution to its liquidity problems and obtaining refinancing for all or a substantial portion of its outstanding indebtedness, including a total of $1,437 which will mature on or about August 29, 1997. This would include repayment of the current bank borrowings and amounts outstanding under the Note Purchase Agreements. The Company's management is highly confident that the indebtedness can be refinanced. The Company's largest shareholder, GE Capital, also expects the Company to be able to refinance such indebtedness. However, there can be no assurance that such refinancing can be obtained or, if obtained, will be on terms favorable to the Company or that amendments or waivers required to maintain compliance with the existing agreements can be obtained.

4.   Insurance, Benefits and Losses

     Operating, selling, general and administrative expenses include benefits and losses related to direct response marketing operations of $34 and $39 for the 13-week periods ended March 29, 1997 and March 30, 1996, respectively.

                         MONTGOMERY WARD HOLDING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Millions of dollars, except per share amounts)


5.   Preferred Stock

     On January 31, 1996, GE Capital exercised an exchange option which allowed it to exchange the MW Senior Preferred Stock for senior preferred stock of the Company with substantially the same terms. On March 28, 1996, the Company's Certificate of Incorporation was amended to authorize the issuance of a new series of senior preferred stock (New Senior Preferred Stock). On March 29, 1996, the Company issued all of the 1,750 shares of New Senior Preferred Stock to General Electric Capital Corporation ("GE Capital") in exchange for the 1,750 shares of MW Senior Preferred Stock held by GE Capital.

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

     On April 29, 1997 the Company, Montgomery Ward and Lechmere, were served with a complaint, purporting to represent a nationwide class, filed by certain bankrupt credit card holders of Montgomery Ward and Lechmere credit cards. The complaint alleged that the Company, Montgomery Ward and Lechmere benefited from the actions taken by Hurley State Bank ("Hurley"), Lechmere's previous credit card provider, MWCC and Monogram (both of which are affiliates of GE Capital), and Montgomery Ward's and Lechmere's current credit card providers in that the recoveries received from the bankrupt credit card holders, allegedly in violation of the bankruptcy laws dealing with reaffirmations ultimately reduced Montgomery Ward's and Lechmere's loss sharing obligations. Hurley, MWCC and Monogram took all actions related to such bankruptcy reaffirmations and neither the Company nor any of its subsidiaries took any such actions. Management believes that the indemnification obligations contained in its various agreements with Hurley and with MWCC and Monogram will relieve Lechmere, Montgomery Ward and the Company of any financial obligations related to the acts alleged in the complaint.

                         MONTGOMERY WARD HOLDING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Millions of dollars, except per share amounts)


7.   Customer Credit Agreement

     Montgomery Ward entered into a Bank Credit Card Program Agreement (Card Agreement) effective April 1, 1996 with Monogram and an Account-Related Agreement (Account Related Agreement) effective April 1, 1996 with MWCC (collectively referred to as the Agreements) pursuant to which Monogram and MWCC (collectively referred to as the "Montgomery Ward Credit Companies"), both of which are affiliates of GE Capital, make payments to Montgomery Ward as to the receivables generated by sales to customers of Montgomery Ward, its affiliates and licensees who utilize the Montgomery Ward private label credit card, and pursuant to which Agreements the Montgomery Ward Credit Companies provide services to Montgomery Ward. Under the Agreements, Monogram has the exclusive right to operate the Montgomery Ward private label credit card system and the obligation to pay to Montgomery Ward the face amount of Monogram's receivables generated by the Montgomery Ward private label credit card system, up to $7,000 outstanding at any time. If Montgomery Ward desires to receive payment for receivables generated by the Montgomery Ward private label credit card system at any time when Montgomery Ward Credit Companies own $7,000 or more of such receivables and do not desire to finance additional receivables, alternative arrangements, such as the sale of receivables to banks or other financial institutions, would be required unless Monogram agrees to fund the excess.

     Montgomery Ward's subsidiary, Lechmere entered into an Interim Consumer Credit Card Program Agreement (Lechmere Agreement) effective March 13, 1996 with Monogram pursuant to which Monogram makes payments to Lechmere in the face amount of Monogram's receivables generated by sales to customers of Lechmere who utilize the Lechmere private label credit card system that is provided by Monogram pursuant to the Lechmere Agreement. (The Lechmere Agreement provides that it will terminate upon the earlier of May 31, 1997 or the execution of a long-term agreement between the parties.) A term sheet was executed on March 7, 1997, outlining the major provisions that the parties intend to incorporate in the long-term agreement. The term sheet contemplates a long-term agreement for a fifteen year term which would continue thereafter from year to year unless either party gives ten years prior notice of its election to terminate. The term sheet further provides that Montgomery Ward will (i) be responsible for 50% of credit losses that are between 4.25% and 8.0% of average outstanding receivables,
     (ii) receive a one time payment of $3 million in consideration of entering into the agreement, (iii) be responsible for a payment to Monogram of approximately $2.5 million representing 50% of the reserve established when Monogram purchased the Lechmere portfolio from the previous provider of the Lechmere private label credit card, and (iv) receive 50% of the net income generated from the portfolio in excess of a 17.5% return.

     The performance of the respective obligations of MWCC and Monogram under the Agreements and the Lechmere Agreement have been guaranteed by GE Capital.

8.   Inventory

     The Company changed its method of valuing inventory in 1996 from the retail inventory Last In-First Out (LIFO) method to the retail inventory First In-First Out (FIFO) method. The impact of this change had no impact on the first quarter of 1996 results of operations as previously reported.

                         MONTGOMERY WARD HOLDING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Millions of dollars, except per share amounts)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis of results of operations for the Company compares the first quarter of 1997 to the first quarter of 1996. All dollar amounts referred to in this discussion are in millions, and all income and expense items are shown before income taxes, unless specifically stated otherwise.

     The Company's business is seasonal, with approximately one third of the sales traditionally occurring in the fourth quarter. Accordingly, the results of operations for the first three months are not necessarily indicative of the results for the entire year.

     Forward-Looking Statements

     Information included in this Report on Form 10-Q may constitute forward-looking statements that involve a number of risks and uncertainties. From time to time, information provided by the Company or statements made by its employees may contain other forward-looking statements. Factors that could cause actual results to differ materially from the forward-looking statements include but are not limited to: general economic conditions including inflation, consumer debt levels, trade restrictions and interest rate fluctuations; competitive factors including pricing pressures, technological developments and products offered by competitors; inventory risks due to changes in market demand or the Company's business strategies; and changes in effective tax rates. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Results of Operations

First Quarter 1997 Compared with First Quarter 1996

     The Company's performance reflected difficult competitive conditions with the consolidated net loss of $141, increasing $93 from the first quarter 1996 net loss of $48. In the first quarter of 1996, the Company accelerated efforts to reduce and redeploy inventory to allow for a shift in focus to items the Company believes will provide higher turnover and improved merchandise assortments in the future. Aggressive markdowns and promotional advertising to liquidate inventory were continued in the first quarter of 1997.

                         MONTGOMERY WARD HOLDING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Millions of dollars, except per share amounts)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)

First Quarter 1997 Compared with First Quarter 1996

     While these actions have had an adverse earnings impact, they are generating positive cash flows. The Company aggressively identified and began to liquidate discontinued and problem merchandise in the fourth quarter of 1996. The total amount of the inventory identified at the beginning of the fourth quarter of 1996 was more than $300. As of March 29, 1997, $87 of this inventory remained, for which there was a reserve of $51 available. The Company believes that the liquidation of this inventory should position it with balanced inventory assortments to execute its strategic plan in future periods. However, the Company anticipates that the trends resulting from competitive pressures underlying declining revenues and margin rates will continue in fiscal 1997. The consolidated net loss applicable to common shareholders was $144 versus $51 in the first quarter of 1996.

     Consolidated total revenues (net sales and direct response marketing revenues, including insurance) were $1,329 compared with $1,435 in the first quarter of 1996, decreasing by $106 or 7%. The $106 total revenue decrease consisted of a $134 decrease in net sales and a $28 increase in direct marketing revenues. The change in total net sales represented an 11% decline. Specifically, in the Montgomery Ward retail stores, Apparel sales declined 5%, Jewelry sales declined 5%, Home and Furniture sales declined 10%, Electronics sales declined 24%, Appliances sales declined 4% and Automotive sales declined 14%. The Company believes that the decline in net sales in the first quarter of 1997 reflected a decline in market share compared to competitors. The increase in direct response marketing revenues was primarily due to increased clubs' membership.

     Gross margin (net sales less cost of goods sold) dollars were $122, a decrease of $93, or 43%, from the first quarter of 1996. This decrease was due to the gross margin impact of the decreased sales of $29, a decrease in the margin rate on sales of $62, and increased buying and other expenses of $2.

     Operating, selling, general and administrative expenses increased $73, or 16%, from the first quarter of 1996. The increase is primarily due to increased payroll and other administrative expenses of Signature of $37; decreased income from the sale of product service contracts of $10; increased advertising and promotional costs of $8; and increased operating and other administrative expenses of Montgomery Ward and Lechmere of $18.

                         MONTGOMERY WARD HOLDING CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Millions of dollars, except per share amounts)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)

First Quarter 1997 Compared with First Quarter 1996 (continued)

     Net interest expense increased $11, or 50%, from the prior year. The increase is due to higher interest rates and increased borrowings resulting from a combination of higher average working capital levels and reduced cash flow resulting from slower than anticipated sales.

     Income tax benefit was $85 for 1997, as compared to an income tax benefit of $29 for the first quarter 1996.

Discussion of Financial Condition

     Montgomery Ward is the only subsidiary of the Company and, therefore, Montgomery Ward and its subsidiaries are the Company's sole source of funds.

     Net cash used in the Company's operating activities totaled $355 compared to $400 in the first quarter of 1996. The lower cash usage reflects a larger operating loss offset by a significantly lower cash payments related to accounts payable.

     As a result of the inventory reduction program and better management of receipts of inventory, inventory decreased by $143 from December 29, 1996. This was offset by a decrease in trade accounts payable of $245 and an expenditure for direct response and insurance acquisition costs of $57.

     Net cash generated in the Company's investing activities totaled $20 in the first quarter 1997, compared to net cash used of $101 in the first quarter of 1996. 1996 net cash used included Signature's acquisition of the Amoco Motor Club.

     Net cash provided by financing activities totaled $399 for the first quarter of 1997, compared to $527 for the first quarter of 1996.

     Montgomery Ward has obtained waivers under the Long Term Credit Agreement (Long Term Agreement) and the Short Term Credit Agreement (Short Term Agreement) with respect to compliance for the fiscal quarter ending March 29, 1997 with covenants requiring maintenance of minimum consolidated shareholders' equity, a minimum ratio of debt to capitalization and minimum earnings before interest, taxes, depreciation, amortization and rent (EBITDAR). These waivers and amendments also reduce the maximum of amount of debt permitted to be incurred by Signature and the maturity

                         MONTGOMERY WARD HOLDING CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Millions of dollars, except per share amounts)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Discussion of Financial Condition (continued)

     of the Long Term Agreement was changed from February 15, 1998 to August 29, 1997. Similar amendments to corresponding covenants in the Company's two Purchase and Master Lease Agreements were made.

     The Long Term Credit Agreement and the Short Term Credit Agreement were amended on December 23, 1996, to substitute the EBITDAR test for an earnings to fixed charges test for the three quarters ended June 28, 1997, to add a limitation on capital expenditures, to require prepayments if proceeds of certain asset dispositions are received and to amend the minimum debt to equity ratio required to permit payment of preferred stock dividends. In connection with these amendments the Company paid fees, the rates of interest under both agreements were increased in three stages, at the date of the agreement and effective at the end of the first and second quarters of 1997, the commitment fee was increased by 0.375% of the unused commitment and the maturity of the Long Term Agreement was changed to February 15, 1998 from September 6, 2000. These amendments also limited the amount of debt which can be incurred by Signature. Similar amendments to the corresponding covenants in the Company's two Purchase and Master Lease Agreements were made (including shortening the lease expiration dates to August 29, 1997) and the rents thereunder were increased.

     The Company entered into an amendment and waiver agreement with holders of the notes issued under the 1993 and 1995 Note Purchase Agreements, which included a waiver through June 27, 1997 of compliance with the minimum shareholders' equity test, added restrictions on the disposition of assets and the incurrence of debt and funded debt, required a mandatory prorata prepayment in the event of any prepayment of any loans or termination of bank commitments under the Long Term and Short Term Agreements and shortened the maturity dates of all Notes to August 29, 1997. In connection therewith the noteholders received fees and interest rates on the Notes were increased in two stages.

     Montgomery Ward also entered into a Credit Agreement (Seasonal Credit Agreement) dated as of October 4, 1996 with various lenders, including GE Capital. The Seasonal Credit Agreement expires August 29, 1997 and provides a revolving loan facility in the principal amount of $165. A waiver corresponding to those most recently obtained with respect to the Long Term and Short Term Agreements has been obtained by the Company. The

                         MONTGOMERY WARD HOLDING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Millions of dollars, except per share amounts)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Discussion of Financial Condition (continued)

     purpose of this facility is to provide back-up liquidity. Unless the lenders otherwise agree, loans may be made under this facility only after the commitments under the Short Term Agreement and the Long Term Agreement are fully used.

     It will likely be necessary for the Company to obtain amendments or waivers with respect to the second quarter of fiscal 1997.

     The Company intends to improve its financial condition and reduce its dependence on borrowing by slowing expansion, controlling expenses, closing certain unprofitable stores and continuing to implement its inventory reduction program. Management is in the process of reevaluating the Company's merchandising, marketing, store operations and real estate strategies. The Company is also considering the sale of certain operating units as a means of generating cash. The Company is actively involved in negotiations with respect to the sale of certain of these units, including The Signature Group. Future cash is also expected continue to be provided by ongoing operations, receipt of payment for credit sales under the Agreements with Montgomery Ward Credit Companies, borrowings under revolving loan facilities and vendor financing programs.

     The Company is currently in discussions with financing sources with a view toward a longer term solution to its liquidity problems and obtaining refinancing for all or a substantial portion of its outstanding indebtedness, including a total of $1,437 which will mature on or about August 29, 1997. This would include repayment of the current bank borrowings and amounts outstanding under the Note Purchase Agreements. The Company's management is highly confident that the indebtedness can be refinanced. The Company's largest shareholder, GE Capital, also expects the Company to be able to refinance such indebtedness. However, there can be no assurance that such refinancing can be obtained or that amendments or waivers required to maintain compliance with the existing agreements can be obtained.

     The Long Term Agreement provides a revolving facility in the principal amount of $603. As of March 29, 1997, $603 was outstanding under the Long Term Agreement.

                         MONTGOMERY WARD HOLDING CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Millions of dollars, except per share amounts)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Discussion of Financial Condition (continued)

     The Short Term Agreement provides a revolving facility in the principal amount of $456. As of March 29, 1997, $456 was outstanding under the Short Term Agreement.

     The Seasonal Credit Agreement provides a revolving facility in the principal amount of $165. As of March 29, 1997, Montgomery Ward had no amounts outstanding under the Seasonal Credit Agreement.

     In 1997, Montgomery Ward has facilities under vendor financing programs (which are reflected in Trade Accounts Payable) which total $500. As of May 13, 1997 this facility had been increased to an aggregate amount of $600. At March 29, 1997, these facilities were principally drawn. There was an increase in the facility of $150 in the first quarter of 1997.

     On March 29, 1997, Montgomery Ward had no amounts outstanding under the short term uncommitted lines of credit.

                          PART II - OTHER INFORMATION


Item 1.   Legal Proceedings.

     On April 29, 1997 the Company, Montgomery Ward and Lechmere, were served with a complaint, purporting to represent a nationwide class, filed by certain bankrupt credit card holders of Montgomery Ward and Lechmere credit cards. The complaint alleged that the Company, Montgomery Ward and Lechmere, benefited from the actions taken by Hurley, Lechmere's previous credit card provider, and MWCC and Monogram, (both of which are affiliates of GE Capital) Montgomery Ward's and Lechmere's current credit card providers, in that the recoveries received from the bankrupt credit card holders, allegedly were in violation of the bankruptcy laws dealing with reaffirmations ultimately reduced Montgomery Ward's and Lechmere's loss sharing obligations. Hurley, MWCC and Monogram took all actions related to such bankruptcy reaffirmations and neither the Company nor any of its subsidiaries took any such actions. Management believes that the indemnification obligations contained in its various agreements with Hurley, MWCC and Monogram will relieve Lechmere, Montgomery Ward and the Company of any financial obligations related to the acts alleged in the complaint.

Item 2.   Changes in Securities.

          None.

Item 3.   Defaults Upon Senior Securities.

          None.

Item 4.   Submission of Matters to a Vote of Security Holders.

          None.

Item 5.   Other Information.

          None.

Item 6.   Exhibits and Reports on Form 8-K.

     (a)  Exhibits:

          10.(i)(A)(3)  Amendment No. 17 to Stockholders' Agreement, dated as of
                        March 31, 1997.

                          PART II - OTHER INFORMATION

    (a)  Exhibits (continued):

         10.(i)(F)(2)   Limited Waiver and First Amendment to Note Purchase
                        Agreements dated as of March 29, 1997 among Montgomery
                        Ward & Co., Incorporated and various lenders.

         10.(i)(H)(5)   Waiver and Fourth Amendment to Long Term Credit
                        Agreement dated as of March 29, 1997 among Montgomery
                        Ward & Co., Incorporated and various banks.

         10.(i)(I)(6)   Waiver and Fourth Amendment to Short Term Credit
                        Agreement dated as of March 29, 1997 among Montgomery
                        Ward & Co., Incorporated and various banks.

         10.(i)(L)(2)   Waiver Letter dated as of March 27, 1997 addressed to
                        Signature Financial/Marketing, Inc. from The Bank of New
                        York and The Bank of Nova Scotia.

         10.(i)(L)(3)   Correction Letter Agreement dated as of March 27, 1997
                        among Signature Financial/Marketing, Inc., The Bank of
                        New York and The Bank of Nova Scotia.

         10.(i)(M)(3)   Waiver and Third Amendment to Credit Agreement dated as
                        of March 29, 1997 among Montgomery Ward & Co.,
                        Incorporated and various lenders.

         10.(iii)(C)    Waiver Letter of General Electric Capital Corporation
                        dated March 27, 1997.

         10.(iv)(D)(3)  Third Amendment to the Montgomery Ward & Co.,
                        Incorporated Retirement Security Plan.

         10.(xiv) Employment Agreement dated April 11, 1997 between Montgomery Ward & Co., Incorporated and Spencer H. Heine.

    27.  Financial Data Schedule.

    (b)  Reports on Form 8-K.

         On January 21, 1997, the Company filed a Form 8-K with respect to the appointment of Roger V. Goddu as Chief Executive Officer of the Company, the related resignations of three of the Company's directors and other matters.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


REGISTRANT            MONTGOMERY WARD HOLDING CORP.


BY                    JOHN L. WORKMAN
NAME AND TITLE        John L. Workman, Executive Vice President and
                      Chief Financial Officer
DATE:                 May  13, 1997