Form 10-Q
period 1997-06-30
MONTGOMERY WARD HOLDING CORP
filed 1997-08-14
CIK 836974

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549-1004

                                  ____________

                                   FORM 10-Q

(MARK ONE)
            X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            -          THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED JUNE 28, 1997

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

                           Yes    X       No
                                ------       --------

     As of July 26, 1997 the Registrant had 18,322,247 shares of Class A Common Stock and 25,000,000 shares of Class B Common Stock of the Registrant outstanding.

================================================================================

                        PART 1 - FINANCIAL INFORMATION



Item 1.  Financial Statements
                                     INDEX

                                                                        Page
Montgomery Ward Holding Corp.
   Consolidated Statement of Income.....................................  3
   Consolidated Balance Sheet...........................................  5
   Consolidated Statement of Cash Flows.................................  6
   Notes to Consolidated Financial Statements...........................  8


                         MONTGOMERY WARD HOLDING CORP.
                       CONSOLIDATED STATEMENT OF INCOME
                                  (UNAUDITED)

                                                              For the 13-week
                                                               Periods Ended
                                                            June 28,   June 29,
                                                              1997       1996
                                                           ---------  ---------

(Millions, except per share amounts)

Revenues
  Net sales, including leased and
   licensed department sales.............................    $1,151     $1,354
  Direct response marketing revenues,
   including insurance...................................       214        180
                                                             ------     ------
     Total Revenues......................................     1,365      1,534
                                                             ------     ------

Costs and Expenses
  Cost of goods sold, including net
   occupancy and buying expense (Note 8).................     1,070      1,080
  Operating, selling, general and
   administrative expenses, including
   benefits and losses of direct
   response operations (Note 4)..........................       587        396
Interest expense.........................................        53         25
                                                             ------     ------
    Total Costs and Expenses.............................     1,710      1,501
                                                             ------     ------

(Loss)Income Before Income Taxes.........................      (345)        33
Income Tax (Benefit)Expense..............................      (129)        11
                                                             ------     ------

Net (Loss) Income........................................      (216)        22
Preferred Stock Dividend Requirements (Note 5)...........         5          3
                                                             ------     ------

Net (Loss) Income Applicable to
 Common Shareholders.....................................    $ (221)    $   19
                                                             ======     ======

Net (Loss) Income per Common Share (Note 3)
 Class A.................................................    $(5.68)    $  .46
 Class B.................................................    $(4.67)    $  .40

                See notes to consolidated financial statements.

                         MONTGOMERY WARD HOLDING CORP.
                        CONSOLIDATED STATEMENT OF INCOME
                                  (UNAUDITED)

                                                             For the 26-week
                                                              Periods Ended
                                                           June 28,   June 29,
                                                             1997       1996
                                                           ---------  ---------
(Millions, except per share amounts)

Revenues
  Net sales, including leased and
   licensed department sales.............................    $2,270     $2,607
  Direct response marketing revenues,
   including insurance...................................       424        362
                                                             ------     ------
    Total Revenues.......................................     2,694      2,969
                                                             ------     ------

Costs and Expenses
  Cost of goods sold, including net
   occupancy and buying expense (Note 8).................     2,067      2,118
  Operating, selling, general and
   administrative expenses, including
   benefits and losses of direct
   response operations (Note 4)..........................     1,112        848
Interest expense.........................................        86         47
                                                             ------     ------
    Total Costs and Expenses.............................     3,265      3,013
                                                             ------     ------

Loss Before Income Taxes.................................      (571)       (44)
Income Tax Benefit.......................................      (214)       (18)
                                                             ------     ------

Net Loss.................................................      (357)       (26)
Preferred Stock Dividend Requirements (Note 5)...........         8          6
                                                             ------     ------

Net Loss Applicable to
 Common Shareholders.....................................    $ (365)    $  (32)
                                                             ======     ======

Net Loss per Common Share (Note 3)
 Class A.................................................    $(9.39)     $(.79)
 Class B.................................................    $(7.72)     $(.68)

                See notes to consolidated financial statements.

                         MONTGOMERY WARD HOLDING CORP.
                           CONSOLIDATED BALANCE SHEET

                                                       June 28,     December 28,
                                                         1997          1996
                                                       ---------    ------------
                                                      (Unaudited)
                                    ASSETS

(Millions)

Cash and cash equivalents...............................  $   64        $   32
Short-term investments..................................       1             3
Investments of insurance operations.....................     281           317
                                                          ------        ------
     Total Cash and Investments.........................     346           352

Trade and other accounts receivable.....................     166           213
Accounts and notes receivable from affiliates...........       3            13
                                                          ------        ------
     Total Receivables..................................     169           226

Merchandise inventories.................................   1,276         1,545
Prepaid pension cost....................................     359           351
Properties, plant and equipment, net of
 accumulated depreciation and amortization..............   1,277         1,308
Direct response and insurance acquisition costs.........     589           603
Other assets............................................     501           494
Prepaid deferred income taxes...........................     159             -
                                                          ------        ------
     Total Assets.......................................  $4,676        $4,879
                                                          ======        ======

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Short-term debt.........................................  $1,437        $1,028
Trade accounts payable..................................   1,512         1,585
Federal income taxes payable............................       -             4
Accrued liabilities and other obligations...............   1,082         1,228
Insurance policy claim reserves.........................     229           227
Long-term debt..........................................      82            87
Obligations under capital leases........................      57            60
Deferred income taxes...................................       -            52
                                                          ------        ------
     Total Liabilities..................................   4,399         4,271

Commitments and Contingent Liabilities (Note 6)

Redeemable Preferred Stock (Note 5).....................     210           175

Shareholders' Equity
 Common stock...........................................       1             1
 Capital in excess of par value.........................      53            53
 Retained earnings......................................     148           509
  Unrealized gain on marketable securities..............       4             9
  Less:  Treasury stock, at cost........................    (139)         (139)
                                                          ------        ------
     Total Shareholders' Equity.........................      67           433
                                                          ------        ------
Total Liabilities and Shareholders' Equity..............  $4,676        $4,879
                                                          ======        ======

                See notes to consolidated financial statements.

                         MONTGOMERY WARD HOLDING CORP.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                                               For the 26-Week
                                                                                Periods Ended
                                                                             June 28,   June 29,
(Millions)                                                                     1997       1996
                                                                             --------   --------

Cash flows from operating activities:
 Net loss.................................................................     $(357)     $ (26)
 Adjustments to reconcile net loss to net cash
  provided by (used for) operating activities:
   Depreciation and amortization..........................................        64         66
   Amortization of Direct response and insurance
    acquisition costs.....................................................       123         95
   Deferred income taxes..................................................      (210)         1
     Gain on sale of assets...............................................         -         (3)
                                                                            --------   --------
     Net (loss) income adjusted for non-cash expenses.....................      (380)       133
Changes in operating assets and liabilities:
 (Increase) decrease in:
    Trade and other accounts receivable...................................        47        (33)
    Accounts and notes receivable from affiliates.........................        10         (8)
    Merchandise inventories...............................................       269        172
    Prepaid pension cost..................................................        (8)        (5)
    Federal income taxes, net.............................................        (4)       (21)
    Direct response insurance acquisition costs...........................      (109)      (140)
    Other assets..........................................................        19         (1)
  Increase (decrease) in:
    Trade accounts payable................................................       (73)      (372)
    Accrued liabilities and other obligations.............................      (147)      (112)
    Insurance policy claim reserves.......................................         2          1
                                                                            --------   --------
      Net cash used for operations........................................      (374)      (386)
                                                                            --------   --------

Cash flows from (used for) investing activities:
 Investment in Merchant Partners..........................................         -         (3)
 Acquisition of Amoco Enterprises.........................................         -       (100)
 Purchase of short-term investments.......................................      (253)       (20)
 Purchase of investments of insurance operations..........................      (289)      (335)
 Sale of short-term investments...........................................       255         21
 Sale of investments of insurance operations..............................       325        358
 Capital expenditures.....................................................       (32)       (29)
 Disposition of properties, plant and
  equipment, net..........................................................         3         10
                                                                            --------   --------
      Net cash from (used for) investing activities.......................     $   9      $ (98)
                                                                            --------   --------

                See notes to consolidated financial statements.

                         MONTGOMERY WARD HOLDING CORP.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)


                                                                              For the 26-Week
                                                                               Periods Ended
                                                                            June 28,   June 29,
(Millions)                                                                    1997       1996
                                                                           ---------  ---------

Cash flows from financing activities:
 Proceeds from short-term borrowings,
  net.....................................................................   $ 409      $ 516
 Payments of long-term debt...............................................      (5)        (4)
 Payments of obligations under capital....................................      (3)        (3)
  leases
 Proceeds from issuance of common stock...................................       -          3
 Cash dividends paid......................................................      (4)        (6)
 Purchase of treasury stock, at cost......................................       -        (12)
                                                                            --------   ---------
   Net cash provided by financing
    activities............................................................     397        494
                                                                            --------   ---------


Increase in cash and cash equivalents.....................................      32         10
Cash and cash equivalents at beginning
 of period................................................................      32         37
                                                                            --------   ---------
Cash and cash equivalents at end of
 period...................................................................   $  64      $  47
                                                                            ========   =========



Supplemental disclosure of cash flow
 information:
 Cash paid during the period for:
  Income taxes............................................................   $   0      $   2
  Interest................................................................   $  65      $  48


Non-cash investing activity:
 Change in unrealized gain on marketable
  equity securities.......................................................   $  (5)     $  (1)

Non-cash financing activities:
 Notes issued for purchase of treasury
  stock...................................................................   $   -      $   6
 Preferred stock issued as financing fee..................................   $  35      $   -

                See notes to consolidated financial statements.

                         MONTGOMERY WARD HOLDING CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Millions of dollars, except per share amounts)


1. Accounting Policies

   Basis of Presentation

   The Consolidated Balance Sheet as of June 28, 1997 and the Statements of Income and Cash Flows for the three and six months ended June 28, 1997 and June 29, 1996 are unaudited. The interim financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The interim financial statements should be read in the context of the financial statements and notes thereto filed with the Securities and Exchange Commission in the 1996 Annual Report on Form 10-K of Montgomery Ward Holding Corp. ("MW Holding" or, together with its subsidiaries, the "Company"). Capitalized terms not otherwise defined herein have the meaning ascribed to such terms in the 1996 Annual Report on Form 10-
   K. Certain prior period amounts have been reclassified to be comparable with the current period presentation.

2. Subsequent Events

   At the close of business on July 7, 1997 (the "Petition Date"), MW Holding and certain of its U.S. subsidiaries filed petitions for reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. These related proceedings are being jointly administered under the caption "In re Montgomery Ward Holding Corp., a Delaware corporation, et. al.", Case No. 97-1409 (PJW). The following U.S. subsidiaries were not included in the bankruptcy filings: Signature Financial/Marketing, Inc. and its direct and indirect subsidiaries ("Signature"), which are engaged in direct response marketing (including insurance); Marinco Insurance U.S.A., Inc.; and Montgomery Ward Foundation.

   After a long period of negotiation, the Company's subsidiary, Montgomery Ward & Co., Incorporated ("Montgomery Ward"), was unable to reach an out-of-court settlement with its lenders. Accordingly, bankruptcy petitions were filed in order to obtain an opportunity to reorganize and begin implementing the Company's strategies while working to restructure its indebtedness. Pursuant to the Post-Petition Loan and Guaranty Agreement dated July 8, 1997, among Montgomery Ward, Lechmere, Inc. ("Lechmere"), MW Holding and other debtor subsidiaries of MW Holding as guarantors and General Electric Capital Corporation ("GE Capital"), as amended, (the "DIP Facility"), GE Capital has agreed to provide up to $1 billion in post-petition financing to the Company's wholly-owned subsidiary, Montgomery Ward. On July 31, 1997, the Bankruptcy Court approved the DIP Facility. The Company expects to reorganize its affairs under the protection of Chapter 11 and to propose a Chapter 11 plan of reorganization for itself and the other filing subsidiaries, including Montgomery Ward, which will be confirmed.

                         MONTGOMERY WARD HOLDING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Millions of dollars, except per share amounts)


2. Subsequent Events (continued)

   Under the Bankruptcy Code, actions to collect pre-petition indebtedness are stayed and other contractual obligations may not be enforced against the Company. In addition, the Company may reject executory contracts and lease obligations. Parties affected by these rejections may file claims with the Bankruptcy Court in accordance with the reorganization process. If the Company is able to successfully reorganize, substantially all unsecured liabilities as of the petition date would be subject to settlement under a plan of reorganization to be voted upon by all impaired classes of creditors and equity security holders and approved by the Bankruptcy Court.

   The accompanying financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the Chapter 11 filing and circumstances relating to this event, including the Company's leveraged financial structure and losses from operations, such realization of assets and liquidation of liabilities is subject to significant uncertainty. While under the protection of Chapter 11, the Company may sell or otherwise dispose of assets, and liquidate or settle liabilities, for amounts other than those reflected in the financial statements. Further, a plan of reorganization could materially change the amounts reported in the financial statements, which do not give effect to all adjustments of the carrying value of assets or liabilities that might be necessary as a consequence of a plan of reorganization. The appropriateness of using the going concern basis is dependent upon, among other things, confirmation of a plan of reorganization, future profitable operations, the ability to comply with the terms of the DIP Facility and the ability to generate sufficient cash from operations and financing arrangements to meet obligations.

   All of the Company's short-term debt is in default of the terms of the applicable loan agreements, with the exception of the credit agreement between Signature and various lenders.

   On July 31, 1997, Montgomery Ward filed a motion with the Bankruptcy Court seeking approval to exit its non-core specialty retail store businesses - Lechmere, Home Image by Lechmere and Electric Avenue & More. The exit involves the closing of 44 stores. The closings are expected to generate positive cash flows and reduce future operating losses, although the Company expects to report a loss on the liquidation of the assets pertaining to this strategy. A hearing is scheduled on this motion on August 14, 1997.

                         MONTGOMERY WARD HOLDING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Millions of dollars, except per share amounts)


3. Net (Loss) Income Per Common Share

   Net (Loss) Income per common share is computed as follows:

                                                       For the 13-Week
                                                        Period Ended
                                                        June 28, 1997
                                                    Class A       Class B
   Net Loss applicable to Common Shareholders...  $      (104)  $      (117)

   Weighted average number of common
    shares outstanding..........................   18,327,792    25,000,000

   Net Loss per share...........................  $     (5.68)  $     (4.67)

                                                       For the 13-Week
                                                        Period Ended
                                                        June 29, 1996

                                                    Class A       Class B
   Net Income Applicable to Common Shareholders.  $         9   $        10

   Weighted average number of common
    shares outstanding..........................   19,694,993    25,000,000

   Net Income per share.........................  $       .46   $       .40

                                                       For the 26-Week
                                                        Period Ended
                                                        June 28, 1997

                                                    Class A       Class B
   Net Loss applicable to Common Shareholders...  $      (172)  $      (193)

   Weighted average number of common
    shares outstanding..........................   18,327,792    25,000,000

   Net Loss per share...........................  $     (9.39)  $     (7.72)

                                                       For the 26-Week
                                                        Period Ended
                                                        June 29, 1996

                                                    Class A       Class B
   Net Loss applicable to Common Shareholders...  $       (15)  $       (17)

   Weighted average number of common
    shares outstanding..........................   19,230,872    25,000,000

   Net Loss per share...........................  $      (.79)  $      (.68)

                         MONTGOMERY WARD HOLDING CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Millions of dollars, except per share amounts)


3. Net (Loss) Income Per Common Share (continued)

   At its annual meeting on May 29, 1997, the stockholders of the Company authorized an additional 10,000,000 shares of Class A Common Stock, Series 3, $.01 par value. To date, none of the additional shares have been issued.

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

4. Insurance, Benefits and Losses

   Operating, selling, general and administrative expenses include benefits and losses related to direct response marketing operations of $37 and $35 for the 13-week periods ended June 28, 1997 and June 29, 1996, respectively, and $71 and $74 for the 26-week periods then ended.

5. Preferred Stock

   On March 4, 1997, GE Capital, Montgomery Ward and Lechmere amended the Program Agreement under which GE Capital provides funds to Montgomery Ward and Lechmere to pay manufacturers and distributors of goods purchased by Montgomery Ward and Lechmere. In exchange for a $150 increase in the maximum amount of funds GE Capital agreed to provide, MW Holding agreed to issue shares of a new series of Preferred Stock having a liquidation value of $21. On April 1, 1997, GE Capital further increased its funding under the Program Agreement by $100, and the Board of Directors of MW Holding agreed to issue additional shares of the new series of Preferred Stock.

   At its Annual Meeting held on May 29, 1997, the stockholders of MW Holding approved an amendment to its Certificate of Incorporation authorizing the issuance of up to 25,000 shares of preferred stock. The amendment allows future issuances of preferred stock by action of the Board of Directors without the need for further action by the stockholders. The Board of Directors designated 1,000 shares of the newly authorized preferred stock to be Series C Preferred Stock, and MW Holding issued 352 shares of the Series C Preferred Stock to GE Capital in full payment of the obligations described above.

                        MONTGOMERY WARD HOLDING CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Millions of dollars, except per share amounts)



5. Preferred Stock (continued)

   All of the Series C Preferred Stock is redeemable on September 30, 2002 at a redemption price of $100,000 per share (the "Liquidation Value") plus unpaid accrued dividends; however, the redemption provisions have been stayed by the Chapter 11 proceedings. Dividends are payable quarterly at a rate per annum equal to 15%, with the first payment based on the number of days from and including March 4, 1997. If for any reason the full dividend on any payment date is not paid in cash on such date, the unpaid amount thereof will automatically, without further action, be deemed added to the Liquidation Value for purposes of calculating the dividend. MW Holding did not pay the dividend due June 30, 1997.

   MW Holding also did not pay dividends due on June 30, 1997, on its Senior Preferred Stock.

6. Commitments and Contingent Liabilities

   MW Holding, Montgomery Ward and its subsidiaries are engaged in various litigation and have a number of unresolved claims. While the amounts claimed are substantial and the ultimate liability with respect to such litigation and claims cannot be determined at this time, management is of the opinion that such liability, to the extent not provided for through insurance or otherwise, is not likely to have a material impact on the financial condition and the results of operations of the Company. As discussed in Note 2, the claims and litigation have been stayed as a result of the Chapter 11 filing.

   On April 29, 1997 the Company, Montgomery Ward and Lechmere, were served with a complaint, purporting to represent a nationwide class, filed by certain bankrupt credit card holders of Montgomery Ward and Lechmere credit cards. The complaint alleged that the Company, Montgomery Ward and Lechmere, benefited from the actions taken by Hurley State Bank ("Hurley"), Lechmere's previous credit card provider, Montgomery Ward Credit Corporation ("MWCC") and Monogram (both of which are affiliates of GE Capital), and Montgomery Ward's and Lechmere's current credit card providers, in that the recoveries received from the bankrupt credit card holders, allegedly in violation of the bankruptcy laws dealing with reaffirmations ultimately reduced Montgomery Ward's and Lechmere's loss sharing obligations. Management believes that the indemnification obligations contained in its various agreements with Hurley and with MWCC and Monogram will relieve Lechmere, Montgomery Ward and the Company of material financial obligations related to the acts alleged in the complaint. All actions pending against the Company, Montgomery Ward and Lechmere in the litigation, have been stayed.

                         MONTGOMERY WARD HOLDING CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Millions of dollars, except per share amounts)


7. Customer Credit Agreements

   Montgomery Ward entered into a Bank Credit Card Program Agreement ("Card Agreement") effective April 1, 1996 with Monogram Credit Card Bank of Georgia ("Monogram") and an Account-Related Agreement ("Account-Related Agreement" and, collectively with the Card Agreement, the "Agreements") effective April 1, 1996 with MWCC pursuant to which Monogram and MWCC (collectively referred to as the "Montgomery Ward Credit Companies"), both of which are affiliates of GE Capital, make payments to Montgomery Ward as to the receivables generated by sales to customers of Montgomery Ward, its affiliates and licensees who utilize the Montgomery Ward private label credit card, and pursuant to which Agreements the Montgomery Ward Credit Companies provide services to Montgomery Ward. Under the Agreements, Monogram has the exclusive right to operate the Montgomery Ward private label credit card system and the obligation to pay to Montgomery Ward the face amount of Monogram's receivables generated by the Montgomery Ward private label credit card system, up to $7,000 outstanding at any time.

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

   Montgomery Ward's subsidiary, Lechmere, entered into an Interim Consumer Credit Card Program Agreement ("Lechmere Agreement") effective March 13, 1996 with Monogram pursuant to which Monogram makes payments to Lechmere in the face amount of Monogram's receivables generated by sales to customers of Lechmere who utilize the Lechmere private label credit card system that is provided by Monogram pursuant to the Lechmere Agreement. The Lechmere Agreement provides that it will terminate upon the earlier of January 31, 1998 or the execution of a long-term agreement between the parties. An agreement has been reached whereby the Lechmere credit card will not be accepted as of August 9, 1997, due to the motion filed with the Bankruptcy Court to exit non-core strategies discussed in Note 2. Certain post-petition obligations will continue, including payment for chargebacks, credit promotions and indemnities.

   With the filing on July 7, 1997, of the petition in bankruptcy under Chapter 11, the Bankruptcy Court on July 8, 1997, approved the interim assumption of the Agreements and the Lechmere Agreement. A hearing on the assumptions is scheduled to be held on September 10, 1997.

   The performance of the respective obligations of MWCC and Monogram under the Agreements and the Lechmere Agreement have been guaranteed by GE Capital.

8. Inventory

   The Company changed its method of valuing inventory in 1996 from the retail inventory, Last-In, First-Out (LIFO) method to the retail inventory, First-In, First-Out (FIFO) method. This change reduced cost of goods sold by $18 and increased net income by $11 for the 13-week and 26-week periods ended June 29, 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The following discussion and analysis of results of operations for the Company compares the second quarter of 1997 to the second quarter of 1996. All dollar amounts referred to in this discussion are in millions, and all income and expense items are shown before income taxes, unless specifically stated otherwise.

   The Company's business is seasonal, with approximately one third of the sales traditionally occurring in the fourth quarter. Accordingly, the results of operations for the quarter and the first six months are not necessarily indicative of the results for the entire year.

Forward-Looking Statements

   Information included in this Report on Form 10-Q may constitute forward-looking statements that involve a number of risks and uncertainties. From time to time, information provided by the Company or statements made by its employees may contain other forward-looking statements. Factors that could cause actual results to differ materially from the forward-looking statements include but are not limited to: Bankruptcy Court actions or proceedings related to the bankruptcy, general economic conditions including inflation, consumer debt levels, trade restrictions and interest rate fluctuations; competitive factors including pricing pressures, technological developments and products offered by competitors; inventory risks due to changes in market demand or the Company's business strategies; and changes in effective tax rates. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Results of Operations

Second Quarter 1997 Compared with Second Quarter 1996

   The Company's performance reflected difficult competitive and financial conditions resulting in a 1997 consolidated net loss of $216 as compared to second quarter 1996 net income of $22, as restated (see note 8).

   Consolidated total revenues (net sales and direct response marketing revenues, including insurance) were $1,365, compared with $1,534 in the second quarter 1996, decreasing by $169, or 11%. Net sales decreased $203, or 15%. All product categories experienced sales decreases ranging from 12% to 20%. The Company believes that the decline in net sales in the second quarter 1997 reflected a decline in market share compared to competitors. The $34, or 19% increase in direct response marketing revenues was primarily due to increased clubs' memberships.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)

Second Quarter 1997 Compared with Second Quarter 1996 (continued)

   Gross margin (net sales less cost of goods sold) dollars were $81, a decrease of $193, or 70%, from the second quarter 1996. This decrease was due to the gross margin impact of the decreased sales of $35, a decrease in the margin rate on sales of $150, and increased buying and other expenses of $8. The margin rate was significantly impacted by markdowns on discontinued merchandise in electronics, domestics and housewares, as well as an acceleration of markdowns on seasonal apparel. Similar seasonal markdowns were taken during the third quarter in 1996. The Company believes that the program to reduce discontinued merchandise will be substantially completed during the third quarter of 1997.

   Operating, selling and general expenses increased $191, or 48%, from the second quarter 1996. The increase is primarily due to increased amortization and other direct marketing-related expenses of Signature of $30; increased severance and payroll-related costs of $33; writedowns of investments and unrealizable assets of $38; increased advertising and promotional costs of $31; and all other increased expenses of $59.

   Net interest expense increased $28, or 112%, from the prior year. The increase is due to increased borrowings, including borrowings under vendor financing programs, and an increase in the weighted average borrowing rate. Borrowing levels were higher in 1997 due to reduced cash flow resulting from lower than anticipated sales and greater operating losses. The weighted average borrowing rate was higher due to the renegotiation of terms in connection with the waivers of loan covenants obtained in December 1996.

   Income tax benefit was $129 for 1997, as compared to an income tax expense of $11 for the second quarter 1996.

First Six Months of 1997 Compared with First Six Months of 1996

   As discussed under "Second Quarter 1997 Compared With Second Quarter 1996", the Company's performance during the first six months of 1997 reflected difficult competitive and financial conditions. The Company reported a net loss of $357 for the second quarter 1997 year-to-date period as compared to a net loss of $26 as restated (see Note 3) for the comparable 1996 period.

   Consolidated total revenues were $2,694, compared with $2,969 for the second quarter year-to date period, decreasing by $275, or 9%. Net sales decreased $337, or 13%. All product categories experienced sales decreases, ranging from 9% to 22%. The sales decreases reflect the Company's belief that its market share has declined in 1997. Direct response marketing revenues increased $62, or 17%, due to increased clubs' memberships.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)

First Six Months of 1997 Compared with First Six Months of 1996 (continued)

   Gross margin dollars were $203, a decrease of $286, or 58%. The decrease was due to the gross margin impact of the sales decrease of $64, the decrease in the margin rate on sales of $211, and increased buying and other expenses of $11. As discussed in "Second Quarter 1997 Compared with Second Quarter 1996", the margin rate has been significantly impacted by sales of the discontinued merchandise and the acceleration of markdowns on seasonal apparel.

   Operating, selling and general and administrative expenses increased $264, or 31%, from the second quarter year-to-date period of 1996. The increase was due to increased amortization and other direct-marketing related costs of Signature of $67; increased promotional expenses of $39; increased severance and payroll related costs of $42; write downs of investments and other unrealizable assets of $38 and all other increased expenses of $78.

   Net interest expense increased $39, or 83%, from the prior year. The increase is due to increased borrowings and an increase in the weighted average borrowing rate, as discussed under "Second Quarter 1997 Compared with Second Quarter 1996."

Discussion of Financial Condition

   As discussed in Note 2 to the Consolidated Financial Statements, due to the inability of Montgomery Ward to negotiate an out of court settlement with its lenders, MW Holding and certain of its subsidiaries have filed petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Court. As a result of the Chapter 11 filing the Company and those subsidiaries have ceased making certain interest, trade payables and other liabilities payments that arose prior to the Chapter 11 filing. Payments related to these liabilities are deferred, in most cases, until a plan for reorganization is confirmed by the Bankruptcy Court.

   Net cash used in the Company's operating activities totaled $374 compared to $386 for the second quarter year to date period of 1996. The lower cash usage reflects a larger operating loss offset by a significantly lower cash payments related to accounts payable and decreased inventory levels. As a result of the inventory reduction program and better management of receipts of inventory, inventory decreased by $269 from December 29, 1996. This was offset by a decrease in trade accounts payable to vendors of $348, an increase in borrowings under vendor financing programs (which are included in trade accounts payable) of $275, (for a net decrease in trade accounts payable of $73) and an expenditure for Direct response and insurance acquisition costs of $109.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Discussion of Financial Condition (continued)

   Net cash generated in the Company's investing activities totaled $9 in the second quarter 1997, compared to net cash used of $98 in the second quarter 1996. 1996 net cash used included Signature's acquisition of the Amoco Motor Club.

   Net cash provided by financing activities totaled $397 for the second quarter 1997, compared to $494 for the second quarter 1996.

   Montgomery Ward is the only subsidiary of the Company and, therefore, Montgomery Ward and its subsidiaries are the Company's sole source of funds.

   On July 8, 1997, Montgomery Ward entered into the DIP Facility with GE Capital which was approved by the Bankruptcy Court on July 31, 1997. Under the DIP Facility, GE Capital has agreed to provide a revolving credit and trade letter of credit facility, the maximum amount of which is based on the book value of eligible inventory (as defined in the DIP Facility), the fair market value of eligible real property (as defined in the DIP Facility) and the earnings of Signature. In no case may borrowings exceed $1 billion.

   Under the DIP Facility, Montgomery Ward may select among several interest rate options, all of which are based on market rates plus a margin. A commitment fee is payable based on the unused amount of the facility. The facility terminates on July 7, 1999, or earlier in the case of an event of default.

   Pre-Petition short-term debt balances of the Company are as follows:

                               June 28,
                                 1997
                             ----------

Long-Term Credit Agreement       $  603
Short-Term Credit Agreement         456
Note Purchase Agreements            276
Signature Credit Agreement          102
                             ----------

                                 $1,437
                             ==========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Discussion of Financial Condition (continued)

   The Company is currently in default of the terms of each of the Long-Term Credit Agreement, the Short-Term Credit Agreement and the Note Purchase Agreements and no future amounts may be drawn thereunder. The Company was in default of the Seasonal Credit Agreement, which was terminated as a result of the Chapter 11 filings. There were no borrowings outstanding under this agreement. Subject to the entry of an order by the Bankruptcy Court, the Company has obtained a waiver of the defaults under the Signature Credit Agreement. These agreements are more fully discussed in the Company's Annual Report on Form 10-K.

   In 1997, Montgomery Ward had facilities available under vendor financing programs (which are reflected in Trade Accounts Payable) which total $725. At June 28, 1997, these facilities were principally drawn.

   The Company intends to improve its financial condition and reduce its dependence on borrowing by slowing expansion, controlling expenses, closing certain unprofitable stores and completing its inventory reduction program. Management has reevaluated the Company's merchandising, marketing, store operations and real estate strategies, and will soon begin the first steps toward implementing the new strategy. The implementation phase is expected to last between twelve and eighteen months.

   The Company is also considering the sale of certain operating units as a means of generating cash and improving the future financial condition of the Company. The Company is actively involved in negotiations with respect to the sale of certain of these units, however, the Company has announced the termination of certain discussions regarding the possible sale of Signature.

   On July 31, 1997, Montgomery Ward filed a motion with the Bankruptcy Court seeking approval to exit its non-core specialty retail store businesses - Lechmere, Home Image by Lechmere and Electric Avenue & More. The exit involves the closing of 44 stores. The closings are expected to generate positive cash flows and reduce future operating losses, although the Company expects to report a loss on the liquidation of the assets pertaining to this strategy. A hearing is scheduled on this motion on August 14, 1997.

   Future cash is also expected to continue to be provided by ongoing operations, receipt of payment for credit sales under the agreements with Montgomery Ward Credit Companies, liquidation of merchandise and other assets of the non-core retail specialty businesses and borrowings under the DIP Facility.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Discussion of Financial Condition (continued)

   As discussed in Note 2 to the Consolidated Financial Statements, the accompanying financial statements have been prepared on a going concern basis. The appropriateness of using the going concern basis is dependent upon, among other things, confirmation of a plan of reorganization, future profitable operations, the ability to comply with the terms of the DIP Facility and the ability to generate sufficient cash from operations and financing arrangements to meet obligations.

                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.

     At the close of business on July 7, 1997, Montgomery Ward Holding Corp. and certain of its U.S. subsidiaries filed petitions for reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. These related proceedings are being jointly administered under the caption "In re Montgomery Ward Holding Corp., a Delaware corporation, et. al.", Case No. 97-1409 (PJW). The following U.S. subsidiaries were not included in the bankruptcy filings: Signature Financial/Marketing, Inc. and its direct and indirect subsidiaries, which are engaged in direct response marketing (including insurance); Marinco Insurance U.S.A., Inc.; and Montgomery Ward Foundation.

     MW Holding, Montgomery Ward and its subsidiaries are engaged in various litigation and have a number of unresolved claims. While the amounts claimed are substantial and the ultimate liability with respect to such litigation and claims cannot be determined at this time, management is of the opinion that such liability, to the extent not provided for through insurance or otherwise, is not likely to have a material impact on the financial condition and the results of operations of the Company. The claims and litigations have been stayed as a result of the Chapter 11 filing.

     On April 29, 1997, MW Holding, Montgomery Ward and Lechmere, were served with a complaint, purporting to represent a nationwide class, filed by certain bankrupt credit card holders of Montgomery Ward and Lechmere credit cards. The complaint alleged that MW Holding, Montgomery Ward and Lechmere, benefited from the actions taken by Hurley, Lechmere's previous credit card provider, and MWCC and Monogram (both of which are affiliates of GE Capital), Montgomery Ward's and Lechmere's current credit card providers, in that the recoveries received from the bankrupt credit card holders, allegedly were in violation of the bankruptcy laws dealing with reaffirmations ultimately reduced Montgomery Ward's and Lechmere's loss sharing obligations. Hurley, MWCC and Monogram took all actions related to bankruptcy reaffirmations.

     Management believes that the indemnification obligations contained in its various agreements with Hurley, MWCC and Monogram will relieve Lechmere, Montgomery Ward and the Company of material financial obligations related to the acts alleged in the complaint. All actions pending against the Company, Montgomery Ward and Lechmere in the litigation, have been stayed.

Item 2. Changes in Securities.

A.   Additional Preferred Stock

     At the Company's annual meeting of stockholders on May 29, 1997, the stockholders approved an amendment to the Company's Certificate of Incorporation to authorize the issuance of new series of Additional Preferred Stock. Shares of Additional Preferred Stock may be issued from time to time in one or more series and the Board of Directors is authorized to provide for the issuance of the shares by filing a certificate pursuant to the applicable laws of the State of Delaware, to establish from time to time the number of shares to be included in each such series, and to fix the designation, powers, preferences and rights of the shares of each such series and the qualifications, limitations and restrictions thereof.

     On that date, the Board of Directors designated 1,000 shares of the newly authorized preferred stock to be Series C Preferred Stock, and MW Holding issued 352 shares of the Series C Preferred Stock to GECC.

     The Company is required to redeem on September 30, 2002 all of the Series C Preferred Stock at a redemption price of $100,000 per share plus unpaid accrued dividends. Dividends are payable quarterly at a rate per annum equal to 15%, with the first payment based on the number of days from and including March 4, 1997. If for any reason the full dividend on any payment date is not paid in cash on such date, the unpaid amount thereof will automatically, without further action, be deemed added to the Liquidation Value for purposes of calculating the dividend.


B.   Class A Common Stock, Series 3

     At the Company's annual meeting of stockholders on May 29, 1997, the stockholders approved an amendment to the Company's Certificate of Incorporation to authorize the issuance of an additional 10,000,000 shares of Class A Common Stock, Series 3 ("Series 3 Shares"). The additional Series 3 Shares has been added to and reserved for issuance under the Montgomery Ward & Co., Incorporated Stock Ownership Plan and options with respect to certain of such shares have been granted. The additional Series 3 Shares have all of the same rights and privileges as provided in the Certificate of Incorporation for the previously authorized Series 3 Shares.


Item 3.  Defaults Upon Senior Securities

     The Company's Certificate of Incorporation provides that the holders of shares of Senior Preferred Stock of the Company are entitled to receive, before any dividends may be declared or paid upon or set aside for the Common Stock, cash dividends in quarterly payments on the last business day of March, June, September and December. The Company did not make any dividend payment with respect to the Senior Preferred Stock on June 30, 1997. The holder of all 1,750 outstanding shares of the Senior Preferred Stock would have been entitled to receive $3,066,875 in such dividends on such date. Such amount also represents the total arrearage on the payment of dividends on the Senior Preferred Stock as of the date of filing of this report.

Item 4.  Submission of Matters to a Vote of Security Holders.

   On May 29, 1997, the Company held its annual meeting of stockholders. At the meeting, the following matters were submitted to a vote of stockholders, who, in each case, approved the proposals unanimously with all shares represented in person or by proxy:

  1) the proposal to elect Roger V. Goddu, Burnett W. Donoho, Bernard F. Brennan, Edwin G. Pohlmann, Myron Lieberman, Silas S. Cathcart, Denis J. Nayden, Daniel W. Porter, Gary C. Wendt and Edward Stewart as directors of the Company until the next annual meeting or until a successor is elected and qualified;

  2) the proposal to amend the Company's Certificate of Incorporation to authorize (i) 25,000 shares of additional preferred stock of the Company (see Item 2) and (ii) an additional 10,000,000 shares of Class A Common Stock, Series 3, $0.01 par value (see Item 2);

  3) the proposal to amend the Montgomery Ward & Co., Incorporated Stock Ownership Plan to increase the number of Class A Shares allocated to the Plan to include the 10,000,000 Series 3 Shares authorized pursuant to the amendment of the Company's Certificate of Incorporation; and

  4) the proposals to grant certain stock options to each of Roger V. Goddu, Burnett W. Donoho, Thomas Grimes, Spencer H. Heine, Karl S. Taylor and Kevin Freeman.

Item 5.  Other Information.

         None.

Item 6.  Exhibits and reports on Form 8-K.

    (a) Exhibits.

          3.1  (iii)       Certificate of Amendment to Certificate of
                           Incorporation of Montgomery Ward Holding Corp.
                           dated May 29, 1997.

          3.1  (iv)        Certificate of Stock Designation of Montgomery
                           Ward Holding Corp. dated May 29, 1997.

          10.  (i)(G)      U.S. $1,000,000,000 Post-Petition Loan and
                           Guaranty Agreement dated as of July 8, 1997, among Montgomery Ward & Co., Incorporated and
                           Lechmere, Inc. as borrowers and various
                           guarantors and General Electric Capital
                           Corporation as agent and lender
                           and various other lenders.

          10.  (i)(G)(1)   Waiver and First Amendment to Post-Petition Loan
                           and Guaranty Agreement dated as of July 30, 1997.

          10.  (i)(L)(4)   Waivers and Recision of Acceleration dated July
                           15, 1997, among The Bank of New York, The Bank of Nova Scotia and Signature Financial/Marketing,
                           Inc.

           10.  (ii)(F)        Letter Agreement dated July 7, 1997, among
                               Montgomery Ward & Co., Incorporated, Monogram
                               Credit Card Bank of Georgia, Montgomery Ward
                               Credit Corporation and Lechmere, Inc.

           10.  (iii)(D)       Letter Agreement dated June 25, 1997 among
                               General Electric Capital Corporation, Montgomery
                               Ward Holding Corp., Montgomery Ward & Co.,
                               Incorporated and Lechmere, Inc.

           10.  (iv)(A)(2)     Amendment No. 2 to the Amended and Restated
                               Montgomery Ward & Co., Incorporated Stock
                               Ownership Plan, dated as of May 29, 1997.

           10.  (iv)(D)(4)     Fourth Amendment to the Montgomery Ward & Co.,
                               Incorporated Retirement Security Plan.

           10.  (iv)(H)(2)     Second Amendment to the Montgomery Ward & Co.,
                               Incorporated Savings and Profit Sharing Plan.

           27.  Financial Data Schedule.

  (b) Reports on Form 8-K

       None during the fiscal quarter ended June 28, 1997.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


REGISTRANT                       MONTGOMERY WARD HOLDING CORP.


BY                               JOHN L. WORKMAN
NAME AND TITLE                   John L. Workman, Executive Vice President and
                                 Chief Financial Officer
DATE:                            August 14, 1997

                                 EXHIBIT INDEX

                                                                Submission
  Exhibit                                                          Media
-----------                                                     ----------
3.1 (iii)        Certificate of Amendment to
                 Certificate of Incorporation of
                 Montgomery Ward Holding Corp. dated
                 May 29, 1997.

3.1 (iv)         Certificate of Stock Designation of
                 Montgomery Ward Holding Corp. dated
                 May 29, 1997.


10. (i)(G)       U.S. $1,000,000,000 Post-Petition Loan
                 and Guaranty Agreement dated as of
                 July 8, 1997, among Montgomery Ward &
                 Co., Incorporated and Lechmere, Inc.
                 as borrowers and various guarantors
                 and General Electric Capital
                 Corporation as agent and lender and
                 various other lenders.

10. (i)(G)(1)    Waiver and First Amendment to
                 Post-Petition Loan and Guaranty
                 Agreement dated as of July 30, 1997.

10. (i)(L)(4)    Waivers and Recision of Acceleration
                 dated July 15, 1997, among The Bank of
                 New York, The Bank of Nova Scotia and
                 Signature Financial/Marketing, Inc.

10. (ii)(F)      Letter Agreement dated July 7, 1997,
                 among Montgomery Ward & Co.,
                 Incorporated, Monogram Credit Card
                 Bank of Georgia, Montgomery Ward
                 Credit Corporation and Lechmere, Inc.

10. (iii)(D)     Letter Agreement dated June 25, 1997,
                 among General Electric Capital
                 Corporation, Montgomery Ward Holding
                 Corp., Montgomery Ward & Co.,
                 Incorporated and Lechmere, Inc.

10. (iv)(A)(2)   Amendment No. 2 to the Amended and
                 Restated Montgomery Ward & Co.,
                 Incorporated Stock Ownership Plan,
                 dated as of May 29, 1997.

10. (iv)(D)(4)   Fourth Amendment to the Montgomery
                 Ward & Co., Incorporated Retirement
                 Security Plan.

10. (iv)(H)(2)   Second Amendment to the Montgomery
                 Ward & Co., Incorporated Savings and
                 Profit Sharing Plan.

27.              Financial Data Schedule.
