Form 10-Q
period 1997-09-30
MONTGOMERY WARD HOLDING CORP
filed 1997-11-17
CIK 836974

                                                                     PRELIMINARY
 ===============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549-1004

                                  ____________

                                   FORM 10-Q


             X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            ---
                      THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 27, 1997

                                       OR

            --- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

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

                           Yes    X       No
                                ------         -----

As of November 10, 1997 the Registrant had 18,322,247 shares of Class A Common Stock and 25,000,000 shares of Class B Common Stock outstanding.

                         Montgomery Ward Holding Corp.
                    For the Quarter Ended September 27, 1997

                     Index to Quarterly Report on Form 10-Q



                                                                     Page
Part I  -  Financial Information.


Item 1.    Financial Statements (Unaudited).

           Consolidated Statements of  Income.                         3
           Consolidated Balance Sheets.                                4
           Consolidated Statements of Cash Flows.                      5
           Notes to Consolidated  Financial Statements.                7

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations.                       13


Part II -  Other Information.                                         18

                         MONTGOMERY WARD HOLDING CORP.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                                           For the 13-week              For the 39-week
                                                                            Periods Ended                Periods Ended
                                                                       -----------------------      -----------------------
                                                                       Sept. 27,     Sept. 28,      Sept. 27,     Sept. 28,
(In millions, except per share amounts)                                  1997          1996           1997          1996
                                                                       ---------     ---------      ---------     ---------
Revenues
  Net sales, including leased and licensed department sales            $    947      $  1,376       $  3,217      $  3,984
  Direct response marketing revenues, including insurance                   214           191            638           553
                                                                       ---------     ---------      ---------     ---------
    Total revenues                                                        1,161         1,567          3,855         4,537
                                                                       ---------     ---------      ---------     ---------

Costs and expenses
  Cost of goods sold, including net occupancy and
    buying expense (Note 10)                                                805         1,105          2,872         3,224
  Operating, selling, general and administrative expenses, including
    benefits and losses of direct response operations (Note 6)              533           482          1,645         1,330
  Interest expense                                                           17            28            103            75
                                                                       ---------     ---------      ---------     ---------
    Total costs and expenses                                              1,355         1,615          4,620         4,629
                                                                       ---------     ---------      ---------     ---------

Loss before reorganization costs and income taxes                          (194)          (48)          (765)          (92)
Reorganization costs (Note 4)                                               582             -            582             -
                                                                       ---------     ---------      ---------     ---------
Loss before income taxes                                                   (776)          (48)        (1,347)          (92)
Income tax benefit                                                         (161)          (19)          (375)          (37)
                                                                       ---------     ---------      ---------     ---------

Net loss                                                                   (615)          (29)          (972)          (55)
Preferred stock dividend requirements (Note 7)                                -             3              8             9
                                                                       ---------     ---------      ---------     ---------

Net loss applicable to common shareholders                             $   (615)     $    (32)      $   (980)     $    (64)
                                                                       =========     =========      =========     =========

Net loss per common share (Note 5)
Class A                                                                $ (17.17)     $   (.80)      $ (27.37)     $  (1.58)
Class B                                                                  (11.99)         (.70)        (19.12)        (1.38)

                See notes to consolidated financial statements.

                         MONTGOMERY WARD HOLDING CORP.
                          CONSOLIDATED BALANCE SHEETS


                                                                           September 27,         December 28,
                                                                               1997                  1996
                                                                           -------------         ------------
(In millions)                                                               (Unaudited)
Assets
    Cash and cash equivalents                                                     $  238               $   32
    Short-term investments                                                             1                    3
    Investments of insurance operations                                              306                  317
                                                                           -------------         ------------
      Total cash and investments                                                     545                  352

    Trade and other accounts receivable                                              262                  213
    Accounts and notes receivable from affiliates                                     16                   13
                                                                           -------------         ------------
      Total Receivables                                                              278                  226

    Merchandise inventories                                                        1,147                1,545
    Prepaid pension cost                                                             365                  351
    Properties, plant and equipment, net of accumulated
     depreciation and amortization                                                 1,199                1,308
    Direct response and insurance acquisition costs                                  575                  603
    Other assets                                                                     368                  494
    Deferred income taxes                                                            320                    -
                                                                           -------------         ------------
      Total Assets                                                                $4,797               $4,879
                                                                           =============         ============

Liabilities
    Short-term debt                                                               $  102               $1,028
    Trade accounts payable                                                           463                1,585
    Federal income taxes payable                                                       -                    4
    Accrued liabilities and other obligations                                        760                1,228
    Insurance policy claim reserves                                                  237                  227
    Long-term debt                                                                    73                   87
    Obligations under capital leases                                                   -                   60
    Deferred income taxes                                                              -                   52
    Liabilities subject to compromise (Note 3)                                     3,499                    -
                                                                           -------------         ------------
      Total Liabilities                                                            5,134                4,271

Commitments and Contingent Liabilities (Note 8)

Redeemable Preferred Stock (Note 7)                                                  212                  175

Shareholders' Equity (deficit)
    Common stock                                                                       1                    1
    Capital in excess of par value                                                    53                   53
    Retained earnings (deficit)                                                     (471)                 509
    Unrealized gain on marketable equity securities                                    7                    9
    Less:  treasury stock, at cost                                                  (139)                (139)
                                                                           -------------         ------------
      Total shareholders' equity (deficit)                                          (549)                 433
                                                                           -------------         ------------
      Total Liabilities and Shareholders' Equity                                  $4,797               $4,879
                                                                           =============         ============

                See notes to consolidated financial statements.

                         MONTGOMERY WARD HOLDING CORP.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                                    For the 39-week
                                                                                     Periods Ended
                                                                       ----------------------------------------
                                                                          September 27,         September 28,
(In millions)                                                                  1997                  1996
                                                                       ------------------    ------------------
Cash flows from operating activities:
Net loss                                                                            $(972)                $ (55)
Adjustments to reconcile net loss to net cash used for
  operating activities:
  Provision for disposition of assets of Lechmere, Inc.                               280                     -
  Provision for closing of Montgomery Ward and Electric
    Avenue & More stores                                                              260                     -
  Net receipts of cash relating to disposition of assets of
    Lechmere, Inc. and closing of Electric Avenue & More                              104                     -
      stores
  Depreciation and goodwill amortization                                               96                   100
  Amortization of direct response and insurance
    acquisition costs                                                                 184                   147
  Deferred income taxes                                                              (375)                   (5)
  Provision for loss on sale of interest in ValueVision
    International, Inc. common stock                                                   23                     -
  Gain on sale of assets                                                                -                    (3)
Changes in operating assets and liabilities:
  Trade and other accounts receivable                                                 (49)                  (52)
  Accounts and notes receivable from affiliates                                        (3)                  (10)
  Merchandise inventories                                                             254                   (20)
  Prepaid pension cost                                                                (13)                   (3)
  Federal income taxes payable                                                          -                   (37)
  Direct response and insurance acquisition costs                                    (156)                 (208)
  Other assets                                                                          6                   (21)
  Trade accounts payable                                                              219                  (300)
  Federal income taxes payable, net                                                     -                    (6)
  Accrued liabilities and other obligations                                           (33)                 (120)
  Insurance policy claim reserves                                                      10                     1
                                                                       ------------------    ------------------
  Net cash used for operating activities                                             (165)                 (592)
                                                                       ------------------    ------------------

Cash flows used for investing activities:
  Purchase of short-term investments                                                 (311)                  (19)
  Sale of short-term investments                                                      313                    31
  Purchase of investments of insurance operations                                    (517)                 (495)
  Sale of investments of insurance operations                                         528                   521
  Capital expenditures                                                                (42)                  (55)
  Disposition of properties, plants and equipment, net                                  5                    12
  Investment in Merchant Partners                                                       -                    (7)
  Acquisition of Amoco Enterprises                                                      -                  (100)
                                                                       ------------------    ------------------
    Net cash used for investing activities                                          $ (24)                $(112)
                                                                       ------------------    ------------------

                         MONTGOMERY WARD HOLDING CORP.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                       For the 39-Week
                                                                        Periods Ended
                                                                ------------------------------
                                                                September 27,    September 28,
(In millions)                                                        1997            1996
                                                                -------------    -------------
Cash flows from financing activities:
    Proceeds from short-term borrowings, net                        $409             $635
    Payments of long-term debt                                        (5)              (6)
    Payments of obligations under capital leases                      (5)              (5)
    Cash dividends paid                                               (4)              (6)
    Proceeds from issuance of long-term debt                           -              102
    Proceeds from issuance of common stock                             -                3
    Purchase of treasury stock, at cost                                -              (14)
                                                                    ----             ----
      Net cash provided by financing activities                      395              709
                                                                    ----             ----

Increase in cash and cash equivalents                                206                5
Cash and cash equivalents at beginning of period                      32               37
                                                                    ----             ----
Cash and cash equivalents at end of period                          $238             $ 42
                                                                    ====             ====

Supplemental disclosure of cash flow information:
    Cash paid during the period for:
      Income taxes                                                  $  -             $  2
      Interest                                                        69               81

Non-cash investing activity:
    Change in unrealized gain on marketable equity securities        $(2)             $(4)

Non-cash financing activities:
    Notes issued for purchase of treasury stock                     $  -             $  6
    Preferred stock issued as financing fee                           35                -
    Increase in liquidation value of preferred stock                   2                -


                See notes to consolidated financial statements.

                         MONTGOMERY WARD HOLDING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1.  Accounting Policies

    Basis of Presentation

    The accompanying consolidated financial statements are unaudited. The consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto filed with the Securities and Exchange Commission in the 1996 Annual Report on Form 10-K of Montgomery Ward Holding Corp. ("MW Holding" or, together with its subsidiaries, the "Company"). Capitalized terms not otherwise defined herein have the meaning ascribed to such terms in the 1996 Annual Report on Form 10-K. Certain prior period amounts have been reclassified to be comparable with the current period presentation.

2.  Reorganization

    At the close of business on July 7, 1997 (the "Petition Date"), MW Holding and certain of its U.S. subsidiaries filed petitions for reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. These related proceedings are being jointly administered under the caption "In re Montgomery Ward Holding Corp., a Delaware corporation, et. al.", Case No. 97-1409 (PJW). The following U.S. subsidiaries were not included in the bankruptcy filings: Signature Financial/Marketing, Inc. and its direct and indirect subsidiaries ("Signature"), which are engaged in direct response marketing (including insurance); Marinco Insurance U.S.A., Inc. ("Marinco"); and Montgomery Ward Foundation.

    After a long period of negotiation, MW Holding's subsidiary, Montgomery Ward & Co., Incorporated ("Montgomery Ward"), was unable to reach an out-of-court settlement with its lenders. Accordingly, bankruptcy petitions were filed in order to obtain an opportunity to reorganize and begin implementing the Company's strategies while working to restructure its indebtedness. Pursuant to the Post-Petition Loan and Guaranty Agreement dated July 8, 1997, among Montgomery Ward and Lechmere, Inc. ("Lechmere"), as borrowers; MW Holding and other debtor subsidiaries of MW Holding, as guarantors; General Electric Capital Corporation ("GE Capital"), as agent and lender; and various lenders, as amended (the "DIP Facility"), the lenders have agreed to provide up to $1 billion in post-petition financing to Montgomery Ward.

    The Company expects to reorganize its affairs under the protection of Chapter 11 and to propose a Chapter 11 plan of reorganization for itself and the other filing subsidiaries, including Montgomery Ward.

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

                         MONTGOMERY WARD HOLDING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


2.  Reorganization (continued)

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

3.  Liabilities Subject to Compromise

    The principal categories of claims classified as liabilities subject to compromise under reorganization proceedings are identified below. All amounts below may be subject to future adjustment depending on Bankruptcy Court action, further developments with respect to disputed claims, determination as to the value of any collateral securing claims, or other events. Additional claims may arise resulting from rejection of additional executory contracts or unexpired leases by the Company.


        (In millions)                       September 27,
                                                1997
                                            -------------
        Short-term debt                        $1,335
        Long-term debt                              9
        Obligations under capital leases           55
        Accounts payable                        1,341
        Postretirement benefit accruals           145
        Lease rejection claims                     90
        Other liabilities                         524
                                               ------
                                               $3,499
                                               ======

    The Company has $83 million of liabilities due Signature and Marinco which have been eliminated in consolidation but are subject to compromise.

    All of the Company's short-term debt is in default of the terms of the applicable loan agreements, with the exception of the credit agreement between Signature and various lenders. Subject to the entry of an order by the Bankruptcy Court, the Company has obtained a waiver of the defaults under the Signature Credit Agreement and an extension of the maturity date to January 31, 1998.

                         MONTGOMERY WARD HOLDING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

3.  Liabilities Subject to Compromise (continued)

    As a result of the bankruptcy filing, no principal or interest payments will be made on any pre-petition debt without Bankruptcy Court approval or until a reorganization plan defining the repayment terms has been approved. Contractual interest expense not recorded on certain pre-petition debt totaled $26 million for the 13-week and 39-week periods ended September 27, 1997.

4.  Reorganization Costs

    Reorganization costs recorded in the third quarter of fiscal 1997 consisted of the following (in millions):

        Loss on disposition of assets of Lechmere     $280
        Montgomery Ward and Electric Avenue &
          More store closings                          260
        Other                                           36
        Professional fees                                8
        Interest income                                 (2)
                                                      ----
                                                      $582
                                                      ====

    On August 14, 1997, the Bankruptcy Court approved a motion filed by Montgomery Ward to exit its non-core specialty retail store businesses - Lechmere, Home Image by Lechmere and Electric Avenue & More. The exit involved the closing of 44 stores. The closings are expected to generate positive cash flows and reduce future operating losses. The Company recorded a pre-tax charge of $280 million associated with the closing of Lechmere and $55 million associated with the exit of Electric Avenue & More, which included losses and costs associated with liquidation of assets, rejection of leases, severance payments and other.

    On October 17, 1997, Montgomery Ward filed a motion with the Bankruptcy Court to close 48 underperforming stores. The closings are expected to generate positive cash flows and reduce future operating losses. The Company recorded a pre-tax charge of $205 million associated with the closing of these stores, which includes losses and costs associated with the liquidation of assets, lease rejection claims, severance payments and other. On November 7, 1997, the Bankruptcy Court approved the closing of these stores.

                         MONTGOMERY WARD HOLDING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


5.  Net Loss Per Common Share

    Net loss per common share is computed as follows:

                                                For the 13-Week             For the 13-Week
                                                 Periods Ended               Periods Ended
(In millions, except share and per             September 27, 1997          September 28, 1996
  share amounts)                             Class A       Class B       Class A       Class B
                                            ----------    ----------    ----------    ----------
Net loss applicable to common
   shareholders                             $     (315)   $     (300)   $      (15)   $      (17)

Weighted average number of common
   shares outstanding                       18,322,247    25,000,000    19,230,539    25,000,000

Net loss per share                          $   (17.17)   $   (11.99)   $     (.80)   $     (.70)


                                                For the 39-Week             For the 39-Week
                                                 Periods Ended               Periods Ended
(In millions, except share and per             September 27, 1997          September 28, 1996
  share amounts)                             Class A       Class B       Class A       Class B
                                            ----------    ----------    ----------    ----------
Net loss applicable to common
   shareholders                             $     (502)   $     (478)   $     (30)    $      (34)
Weighted average number of common
   shares outstanding                       18,322,247    25,000,000    19,269,681    25,000,000

Net loss per share                          $   (27.37)   $   (19.12)   $    (1.58)   $    (1.38)


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

6.  Insurance, Benefits and Losses

    Operating, selling, general and administrative expenses include benefits and losses related to direct response marketing operations of $38 million and $41 million for the 13-week periods ended September 27, 1997 and September 28, 1996, respectively, and $109 million and $115 million for the 39-week periods then ended, respectively.

                         MONTGOMERY WARD HOLDING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


7.  Preferred Stock

    On March 4, 1997, GE Capital, Montgomery Ward and Lechmere amended the Program Agreement under which GE Capital provides funds to Montgomery Ward and Lechmere to pay manufacturers and distributors of goods purchased by Montgomery Ward and Lechmere. In exchange for a $150 million increase in the maximum amount of funds GE Capital agreed to provide, MW Holding agreed to issue shares of a new series of Preferred Stock having a liquidation value of $21 million. On April 1, 1997, GE Capital further increased its funding under the Program Agreement by $100 million and the Board of Directors of MW Holding agreed to issue additional shares of the new series of Preferred Stock.

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

    All of the Series C Preferred Stock is redeemable on September 30, 2002 at a redemption price of $100,000 per share (the "Liquidation Value") plus unpaid accrued dividends. Dividends are payable quarterly at a rate per annum equal to 15%, with the first payment based on the number of days from and including March 4, 1997. If for any reason the full dividend on any payment date is not paid in cash on such date, the unpaid amount thereof will automatically, without further action, be deemed added to the Liquidation Value. MW Holding did not pay the dividend due June 30, 1997.

    MW Holding also did not pay dividends due on June 30, 1997, on its Senior Preferred Stock. The redemption provisions of the Series C and Senior Preferred Stock have been stayed by the Chapter 11 proceedings. No further dividends will be declared or paid on the Series C or Senior Preferred Stock prior to the approval of a plan of reorganization.

8.  Commitments and Contingent Liabilities

    MW Holding, Montgomery Ward and its subsidiaries are engaged in various litigation and have a number of unresolved claims. While the amounts claimed are substantial and the ultimate liability with respect to such litigation and claims cannot be determined at this time, management is of the opinion that such liability, to the extent not provided for through insurance or otherwise, is not likely to have a material impact on the financial condition and the results of operations of the Company. As discussed in Note 2, the claims and litigation relating to pre-petition periods have been stayed as a result of the Chapter 11 filing.

                         MONTGOMERY WARD HOLDING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


8.  Commitments and Contingent Liabilities (continued)

    On April 29, 1997 the Company, Montgomery Ward and Lechmere, were served with a complaint, purporting to represent a nationwide class, filed by certain bankrupt credit card holders of Montgomery Ward and Lechmere credit cards. The complaint alleged that the Company, Montgomery Ward and Lechmere benefited from the actions taken by Hurley State Bank ("Hurley"), Lechmere's previous credit card provider, and Montgomery Ward Credit Corporation ("MWCC") and Monogram Credit Card Bank of Georgia ("Monogram"), (both of which are affiliates of GE Capital), Montgomery Ward's and Lechmere's current credit card providers, in that the recoveries received from the bankrupt credit card holders, allegedly in violation of the bankruptcy laws dealing with reaffirmations ultimately reduced Montgomery Ward's and Lechmere's loss sharing obligations. Management believes that the indemnification obligations contained in its various agreements with Hurley and with MWCC and Monogram will relieve Lechmere, Montgomery Ward and the Company of material financial obligations related to the acts alleged in the complaint. All material actions pending against the Company, Montgomery Ward and Lechmere in the litigation, have been stayed.

9.  Customer Credit Agreements

    Montgomery Ward entered into a Bank Credit Card Program Agreement ("Card Agreement") effective April 1, 1996 with Monogram and an Account-Related Agreement ("Account-Related Agreement" and, collectively with the Card Agreement, the "Agreements") effective April 1, 1996 with MWCC pursuant to which Monogram and MWCC (collectively referred to as the "Montgomery Ward Credit Companies"), both of which are affiliates of GE Capital, make payments to Montgomery Ward as to the receivables generated by sales to customers of Montgomery Ward, its affiliates and licensees who utilize the Montgomery Ward private label credit card, and pursuant to which Agreements the Montgomery Ward Credit Companies provide services to Montgomery Ward. Under the Agreements, Monogram has the exclusive right to operate the Montgomery Ward private label credit card system and the obligation to pay to Montgomery Ward the face amount of Monogram's receivables generated by the Montgomery Ward private label credit card system, up to $7 billion outstanding at any time.

    If Montgomery Ward desires to receive payment for receivables generated by the Montgomery Ward private label credit card system at any time when Montgomery Ward Credit Companies own $7 billion or more of such receivables and do not desire to finance additional receivables, alternative arrangements, such as the sale of receivables to banks or other financial institutions, would be required unless Monogram agrees to fund the excess. The Bankruptcy Court has approved the interim assumption of the Agreements. A hearing has been set for November 24, 1997, regarding a motion filed by Monogram and MWCC regarding its proposed terms for the assumption of the Agreements. The performance of the respective obligations of MWCC and Monogram under the Agreements has been guaranteed by GE Capital.

10. Inventory

    The Company changed its method of valuing inventory in 1996 from the retail inventory, Last-In, First-Out (LIFO) method to the retail inventory, First-In, First-Out (FIFO) method. This change reduced cost of goods sold by $10 million and $28 million for the 13-week and 39-week periods ended September 28, 1996 and reduced the net loss by $6 million and $17 million for the 13-week and 39-week periods ended September 28, 1996.

                         MONTGOMERY WARD HOLDING CORP.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    The following discussion and analysis of results of operations for the Company compares the third quarter of 1997 to the third quarter of 1996, as well as the first nine months of 1997 to the first nine months of 1996. All dollar amounts referred to in this discussion are in millions, and all income and expense items are shown before income taxes, unless specifically stated otherwise.

    The Company's business is seasonal, with approximately one-third of the sales traditionally occurring in the fourth quarter. Accordingly, the results of operations for the quarter and the first nine months are not necessarily indicative of the results for the entire year.

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

Results of Operations

Third Quarter 1997 Compared with Third Quarter 1996

    Due to Montgomery Ward's inability to reach an out-of-court settlement with its lenders, petitions for reorganization under Chapter 11 of the Bankruptcy Code were filed at the close of business on July 7, 1997. The Company's performance reflected difficult competitive conditions and financial pressures resulting in a third quarter 1997 loss before reorganization costs and income taxes of $194 as compared to third quarter 1996 pretax loss of $48 million, as restated (see Note 10). 1997 reorganization costs were $582 (see Note 4).

    Consolidated total revenues (net sales and direct response marketing revenues, including insurance) were $1,161, compared with $1,567 in the third quarter 1996, decreasing by $406, or 26%. Net sales decreased $429, or 31%. Lechmere and Electric Avenue & More sales declined $154 million from the third quarter 1996 due primarily to the closing of those stores effective August 1997 (see Note 4). 1997 sales results also reflect the Company's decision to exit its personal computer product offerings. 1996 sales for this category were $53. In addition, the Company's management believes that merchandise shipment interruptions as a result of the bankruptcy filing and the decline in percentage-off offers to the Montgomery Ward credit cardholders (3 in 1997 versus 8 in 1996) resulted in a portion of the sales decline. All Montgomery Ward store product categories also experienced sales decreases ranging from 11% to 32%. The $23, or 12% increase in direct response marketing revenues was primarily due to increased clubs' memberships.

                         MONTGOMERY WARD HOLDING CORP.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)

Third Quarter 1997 Compared with Third Quarter 1996 (continued)

    Gross margin (net sales less cost of goods sold) dollars were $142, a decrease of $129, or 48%, from the third quarter 1996. This decrease was due to the gross margin impact of the decreased sales of $97, and a decrease in the margin rate on sales of $38, offset by decreased occupancy and other margin-related expenses of $6. Third quarter margin rates were unfavorably impacted by the Chapter 11 filing. As certain of the Company's vendors halted shipments for portions of the third quarter, a higher mix of third quarter sales represented sales of clearance versus regular price merchandise.

    Operating, selling, general and administrative expenses increased $51, or 11%, from the third quarter 1996. The increase is primarily due to increased bad debt expense of $44; increased amortization and other direct marketing-related expenses of Signature of $24; and decreased product service income of $18; offset by lower Lechmere expenses of $32 and all other decreases of $3.

    Net interest expense decreased $11, or 39%, from the prior year. The Company has stopped accruing interest on its short-term debt in connection with the Chapter 11 filing.

    The income tax benefit was $161 for the third quarter of 1997 as compared to a benefit of $19 for the third quarter of 1996. The 1997 income tax benefit reflects an increase in the Company's net operating loss (NOL) carryforward of $271, offset by a valuation allowance of $110. Management believes that the NOL carryforward will be realized through the sales of appreciated assets; however, a valuation reserve has been recognized because it is more likely than not that some portion will not be realized.

First Nine Months of 1997 Compared with Nine Months of 1996

    As discussed under "Third Quarter 1997 Compared With Third Quarter 1996", the Company's performance during the first nine months of 1997 reflected difficult competitive and financial conditions. The Company reported a loss before reorganization costs and income taxes of $765 for the third quarter 1997 year-to-date period as compared to a pre-tax loss of $92, as restated (see Note 10) for the comparable 1996 period. 1997 reorganization costs were $582 (see Note 4).

    Consolidated total revenues were $3,855, compared with $4,537 for the third quarter 1996 year-to-date period, decreasing by $682, or 15%. Net sales decreased $767, or 19%. All product categories experienced sales decreases, ranging from 9% to 22%. The sales decreases reflect the closing of the Lechmere and Electric Avenue & More stores, as well as the Company's decision to exit its personal computer product offerings. Direct response marketing revenues increased $85, or 15%, due to increased clubs' memberships.

    Gross margin dollars were $345, a decrease of $415, or 55%. The decrease was due to the gross margin impact of the sales decrease of $161, the decrease in the margin rate on sales of $249, and increased buying and other expenses of $5. The margin rate for the 1997 year-to-date period has been significantly impacted by sales of discontinued merchandise during the first six months, as well as the unfavorable impact of the Chapter 11 filing as discussed under "Third Quarter 1997 Compared with Third Quarter 1996."

    Operating, selling and general and administrative expenses increased $315, or 24%, from the third quarter year-to-date period of 1996. The increase was due to increased amortization and other direct-marketing related costs of Signature of $91; increased bad debt expense of $45; write-downs of investments and other unrealizable assets of $45; decreased product service income of $43; increased severance and payroll related costs of $33; increased promotional expenses of $17; and all other increased expenses of $41.

                         MONTGOMERY WARD HOLDING CORP.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)

First Nine Months of 1997 Compared with Nine Months of 1996 (continued)

    Net interest expense increased $28, or 37%, from the prior year. The increase is due to increased borrowings (including borrowings under vendor financing programs) and an increase in the weighted average borrowing rate for the first two quarters of 1997. The second quarter year-to-date increase was partially offset by the third quarter decrease as discussed in "Third Quarter 1997 Compared to Third Quarter 1996."

    The income tax benefit was $375 as compared to a benefit of $37 for 1996. See "Third Quarter 1997 Compared with Third Quarter 1996" for a discussion of management's determination of the benefit recorded and the related valuation allowance provided during the third quarter of 1997.

Discussion of Financial Condition

    As discussed in Note 2 to the Consolidated Financial Statements, due to the inability of Montgomery Ward to negotiate an out of court settlement with its lenders, MW Holding and certain of its subsidiaries have filed petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Court. As a result of the Chapter 11 filing the Company and those subsidiaries have ceased making certain debt, interest, trade payable and other liability payments that arose prior to the Chapter 11 filing. Payments related to these liabilities are deferred, in most cases, until a plan for reorganization is confirmed by the Bankruptcy Court.

    Net cash used in the Company's operating activities totaled $165 compared to $592 for the third quarter year-to-date period of 1996, a decrease of $427. The lower cash usage is summarized as follows:

        Cash impact of larger operating loss           $(672)
        Net cash received from facility closings         104
        Lower cash required for inventory and
          accounts payable                               793
        Lower expenditures for direct response and
          insurance acquisition costs                     52
        All other cash from operations                   150
                                                       -----
                                                       $ 427
                                                       =====

    As shown above, cash required for inventory was significantly reduced in 1997. This was primarily due to an inventory reduction program and better receipts management. Cash required for accounts payable was also reduced significantly, primarily as a result of the Chapter 11 filing.

    Net cash used in the Company's investing activities totaled $24 in the third quarter 1997, compared to net cash used of $112 in the third quarter 1996. The net cash used in 1996 included Signature's acquisition of the Amoco Motor Club.

    Net cash provided by financing activities totaled $395 for the third quarter 1997, compared to $709 for the third quarter 1996. The Company had borrowed to the full extent of its financing facilities by the end of the second quarter of 1997. Due to the favorable cash impact of the reduction in payments allowed by the Chapter 11 filing, no borrowings were required under the Company's post-petition financing facilities in the third quarter of 1997.

    Montgomery Ward is the only subsidiary of the Company and, therefore, Montgomery Ward and its subsidiaries are the Company's sole source of funds.

                          MONTGOMERY WARD HOLDING CORP.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Discussion of Financial Condition (continued)

    As previously discussed in Note 2, Montgomery Ward entered into the DIP Facility on July 8, 1997, which was approved by the Bankruptcy Court on July 31, 1997. Under the DIP Facility, the lenders have agreed to provide a revolving credit and letter of credit facility, the maximum amount of which is based on the book value of eligible inventory (as defined in the DIP Facility), the fair market value of eligible real property (as defined in the DIP Facility) and the earnings of Signature. In no case may borrowings exceed $1,000. Total borrowings outstanding were $125 at October 25, 1997.

    Under the DIP Facility, Montgomery Ward may select among several interest rate options, all of which are based on market rates plus a margin. A commitment fee is payable based on the unused amount of the facility. The facility expires on July 7, 1999, or earlier in the case of an event of default.

    The Company is currently in default of the terms of each of the Long-Term Credit Agreement, the Short-Term Credit Agreement and the Note Purchase Agreements and no future amounts may be drawn thereunder. The Company was in default of the Seasonal Credit Agreement, which was terminated as a result of the Chapter 11 filings. There were no borrowings outstanding under this agreement. These agreements are more fully discussed in the Company's annual report on Form 10-K for the fiscal year ended December 28, 1996 and the Company's quarterly report on Form 10-Q for quarterly periods ended March 29, 1997 and June 28, 1997.

    Subject to the entry of an order by the Bankruptcy Court, Signature has obtained a waiver of the defaults under the Signature Credit Agreement and an extension of the maturity date to January 31, 1998. It is the intention of the management of Signature to refinance the facility with a new lender group prior to its amended expiration date. The Signature Credit Agreement is more fully discussed in the Company's annual report on Form 10-K for the fiscal year ended December 28, 1996 and the Company's quarterly report on Form 10-Q for quarterly periods ended March 29, 1997 and June 28, 1997.

    In 1997, Montgomery Ward had facilities available under vendor financing programs (which are reflected in liabilities subject to compromise) which totaled $725. At June 28, 1997, these facilities were principally drawn. These facilities are no longer available due to the Chapter 11 filing.

    The Company intends to improve its financial condition and reduce its dependence on borrowing by slowing expansion, controlling expenses, closing certain unprofitable stores and completing its inventory reduction program. Management has reevaluated the Company's merchandising, marketing, store operations and real estate strategies, and is in the early stages toward implementing the new strategy. The implementation phase is expected to last between twelve and eighteen months.

    On August 14, 1997, the Bankruptcy Court approved a motion filed by Montgomery Ward to exit its non-core specialty retail store businesses - Lechmere, Home Image by Lechmere and Electric Avenue & More. The exit involves the closing of 44 stores. The closings are expected to generate positive cash flows and reduce future operating losses. The Company recorded a pre-tax charge of $335 associated with the exit of these businesses, which included losses and costs associated with liquidation of assets, rejection of leases, severance payments and other.

                         MONTGOMERY WARD HOLDING CORP.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Discussion of Financial Condition (continued)

    On October 17, 1997, Montgomery Ward filed a motion with the Bankruptcy Court to close 48 underperforming stores. The closings are expected to generate positive cash flows and reduce future operating losses. The Company recorded a pre-tax charge of $205 associated with the closing of these stores, which includes losses and costs associated with the liquidation of assets, lease rejection claims, severance payments and other. On November 7, 1997, the Bankruptcy Court approved the closing of these stores.

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

                         MONTGOMERY WARD HOLDING CORP.


Part II - Other Information.

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

    Management believes that the indemnification obligations contained in its various agreements with Hurley, MWCC and Monogram will relieve Lechmere, Montgomery Ward and the Company of material financial obligations related to the acts alleged in the complaint. All material actions pending against the Company, Montgomery Ward and Lechmere in the litigation, have been stayed.

Item 2.  Changes in Securities.

         None.

Item 3.  Defaults Upon Senior Securities.

    The Company's Certificate of Incorporation provides that the holders of shares of Senior Preferred Stock of the Company are entitled to receive, before any dividends may be declared or paid upon or set aside for the Common Stock, cash dividends in quarterly payments on the last business day of March, June, September and December. The Company did not make any dividend payment with respect to the Senior Preferred Stock on June 30, 1997. The holder of all 1,750 outstanding shares of the Senior Preferred Stock would have been entitled to receive $3,066,875 in such dividend on such date. Such amount also represents the total arrearage on the payment of dividends on the Senior Preferred Stock as of the date of filing of this report.

    The redemption provisions of the Senior Preferred Stock have been stayed by the Chapter 11 proceedings. No further dividends will be declared or paid prior to the approval of a plan of reorganization.

                          MONTGOMERY WARD HOLDING CORP.

Item 3.  Defaults Upon Senior Securities (continued)

    The Company's Certificate of Incorporation provides that the holders of shares of Series C Preferred Stock of the Company are entitled to receive, before any dividends may be declared or paid upon or set aside for the Common Stock, cash dividends in quarterly payments on the last business day of March, June, September and December. If for any reason the full dividend on any payment date is not paid in cash on such date, the unpaid amount thereof will be automatically, without further action, be deemed added to the Liquidation Value. The Company did not make any dividend payment with respect to the Series C Preferred Stock on June 30, 1997. The holder of all 352 shares would have been entitled to receive $1,726,154 in such dividend on such date. This amount was added to the Liquidation Value.

    The redemption provisions of the Series C Preferred Stock have been stayed by the Chapter 11 proceedings. No further dividends will be declared or paid prior to the approval of a plan of reorganization.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

Item 5.  Other Information.

         None.

Item 6.  Exhibits and reports on Form 8-K.

     (a) Exhibits.

       10.(i)(G)(2)      Waiver to Post-Petition Loan and Guaranty Agreement
                         among Montgomery Ward & Co., as borrower; Montgomery
                         Ward Holding Corp. and other debtor subsidiaries of Montgomery Ward Holding Corp., as guarantors; General
                         Electric Capital Corporation, as agent and lender; and various lenders dated as of August 12, 1997.

       10.(i)(G)(3)      Waiver to Post-Petition Loan and Guaranty Agreement
                         among Montgomery Ward & Co., as borrower; Montgomery
                         Ward Holding Corp. and other debtor subsidiaries of Montgomery Ward Holding Corp., as guarantors; General
                         Electric Capital Corporation, as agent and lender; and various lenders dated as of September 24, 1997.

       10.(i)(N)         Asset Purchase, License & Agency Agreement for the
                         Purchase of Certain Assets of Lechmere, Inc. & Co., and
                         Montgomery Ward Incorporated, by Schottenstein
                         Bernstein Capital Group LLC dated August 14, 1997.

       10.(i)(O)         Agency Agreement between Schottenstein Bernstein
                         Capital Group LLC and Montgomery Ward & Co.,
                         Incorporated, as of August 14, 1997.

       27.               Financial Data Schedule.

                          MONTGOMERY WARD HOLDING CORP.

Item 6.   Exhibits and reports on Form 8-K (continued)

    (b)   Reports on Form 8-K.

          On July 22, 1997, the Company filed a Form 8-K with respect to the filing of a petition for reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware, commencing a proceeding captioned "In re Montgomery Ward Holding Corp., a Delaware Corporation, et. al.", Case No. 97-1409
          (PJW).

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGISTRANT                   MONTGOMERY WARD HOLDING CORP.

BY                           /s/ Thomas J. Paup
                             ----------------------------------------
NAME AND TITLE               Thomas J. Paup, Executive Vice President
                               and Chief Financial Officer

DATE:                        November 17, 1997