Form 10-K
period 1998-01-03
MONTGOMERY WARD HOLDING CORP
filed 1998-04-02
CIK 836974

--------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549-1004

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
             OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

    For the 53-Week Period Ended               Commission file number
          January 3, 1998                           No. 0-17540

                    --------------------------------------

                         MONTGOMERY WARD HOLDING CORP.
            (Exact name of Registrant as specified in its charter)

              Delaware                               36-3571585
     (State or other jurisdiction                 (I.R.S. Employer
   of incorporation or organization)             Identification No.)

        Montgomery Ward Plaza,                       60671-0042
          Chicago, Illinois                          (Zip code)
(Address of principal executive offices)

      Registrant's telephone number, including area code:  (312) 467-2000

                    --------------------------------------

          Securities registered pursuant to Section 12(b) of the Act:

        Title of each class          Name of each exchange on which registered
        -------------------          -----------------------------------------
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
                                       ---    ---

At March 16, 1998, there were 18,322,247 shares of Class A Common Stock and 25,000,000 shares of Class B Common Stock of the Registrant outstanding.

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

General

  Montgomery Ward Holding Corp., a Delaware corporation ("the Company" or "MW Holding"), and its wholly-owned subsidiary, Montgomery Ward & Co., Incorporated ("Wards"), are engaged in retail merchandising and direct response marketing (including insurance) in the United States. See Note 21 to the Consolidated Financial Statements for financial information regarding these segments.

  Founded in 1872 and incorporated in Illinois in 1968, Wards is one of the nation's largest retail merchandising organizations. As of January 3, 1998, Wards operated 301 retail stores in 37 states with approximately 24 million square feet of selling space. In addition, Wards operated 6 outlet and liquidation centers which sell overstock merchandise, 17 distribution facilities and 78 product service centers.

  Wards offers life and health insurance, revolving credit insurance, club products and other consumer services through Signature Financial/Marketing, Inc., a Delaware corporation ("Signature"), and through Signature's subsidiaries (collectively, with Signature, "The Signature Group"). The Signature Group is one of the largest direct marketing companies in the United States.

Chapter 11 Filing

  On July 7, 1997 (the "Petition Date"), MW Holding and certain of its U.S. subsidiaries filed petitions for reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). These related proceedings are being jointly administered under the caption "In re Montgomery Ward Holding Corp., a Delaware corporation, et. al.", Case No. 97-1409 (PJW), pursuant to an order of the Bankruptcy Court. The following U.S. subsidiaries were not included in the bankruptcy filings: Signature Financial/Marketing, Inc. and its direct and indirect subsidiaries; Marinco Insurance U.S.A., Inc. ("Marinco"); and Montgomery Ward Foundation.

  After a long period of negotiation, Wards was unable to reach an out-of-court settlement with its lenders. Accordingly, bankruptcy petitions were filed in order to obtain an opportunity to reorganize and begin implementing the Company's strategies while working to restructure its indebtedness. Pursuant to the Post-Petition Loan and Guaranty Agreement dated July 8, 1997, among Wards and Lechmere, Inc. ("Lechmere"), as borrowers; MW Holding and other debtor subsidiaries of MW Holding, as guarantors; General Electric Capital Corporation ("GE Capital"), as agent and lender; and various lenders, as amended (the "DIP Facility"), the lenders have agreed to provide up to $1 billion in post-petition financing to Wards.

  As a result of the Chapter 11 filings, absent approval of the Bankruptcy Court, the Company is prohibited from paying, and creditors are prohibited from attempting to collect, claims or debts arising pre-petition. The consummation of a plan of reorganization is the principal objective of the Company's Chapter 11 case. A plan of reorganization sets forth the means for satisfying claims and interests in the Company and its debtor subsidiaries, including the Liabilities subject to compromise. The consummation of a plan of reorganization for the Company and its debtor subsidiaries will require the requisite vote of impaired creditors and stockholders under the Bankruptcy Code and confirmation of the plan by the Bankruptcy Court.

  The Company expects to reorganize its affairs under the protection of Chapter 11 and to propose a Chapter 11 plan of reorganization for itself and the other filing subsidiaries, including Wards. The Bankruptcy Court has granted the Company's request to extend its exclusive right to file a plan of reorganization through May 1, 1998. The Company intends to request a further extension of the exclusivity period. There can be no assurance that the Bankruptcy Court will grant such further extension. Although management expects to file a plan of reorganization in 1998, which would contemplate emergence in 1999, there can be no assurance at this time that a plan of reorganization will be proposed by the Company or approved or confirmed by the Bankruptcy Court, or that such plan will be consummated. After the expiration of the exclusivity period, creditors of the Company have the right to propose alternative plans of reorganization. Any plan of reorganization, among other things, is likely to result in material dilution or elimination of the equity of existing shareholders as a result of the issuance of equity to creditors or new investors.

  At this time, it is not possible to predict the outcome of the Chapter 11 filing, in general, or its effects on the business of the Company or on the interests of creditors or shareholders. The Company's independent auditors have issued a report expressing doubt about the Company's ability to continue as a going concern. See the Consolidated Financial Statements of the Company beginning on page 19.

Merchandising

  The major product offerings by the Company are apparel, furniture and home furnishings, appliances and electronics, jewelry, and automotive, including service.

  The Apparel offering includes branded, value-oriented merchandise in women's, men's, children's and intimate apparel as well as footwear and accessories. The apparel brand and price point offering is targeted at the large middle market between department stores and discounters. An offering of prominent name brands has been built, including Lee, Playtex, Bugle Boy, Bestform, Converse, Gloria Vanderbilt and Hanes. In addition, the Company has developed licensed and proprietary brands for certain product categories, such as Ship 'N Shore in women's apparel and BIKE in activewear.

  Furniture and home furnishings include broad selections emphasizing name brands in furniture and small ticket lines for the bath, bedroom and kitchen. Furniture includes accessorized room groupings to provide customers the convenience of coordinated furniture pieces including major brands. The Company offers combined consumer electronics and appliance product categories, including video, audio, telephones, electronic games and kitchen, laundry and other major appliances. The product offering includes significant national brands plus some private label brands.

  Jewelry offers all major merchandise categories: diamonds, gemstones, gold and watches. Wards has become one of the largest fine jewelry retailers in the country, and its major vendor relationships enable it to offer highly featured products at outstanding prices.

  Automotive focuses on the sale and installation of tires, batteries, brakes and shocks. Wards is one of the leading retailers of branded tires, including Goodyear, Firestone, Michelin, Bridgestone and B.F. Goodrich.

  Wards currently operates 295 full line stores and 6 stores featuring a variety of other formats, including free-standing automotive and limited line stores. Full line Wards stores average approximately 80,000 square feet of selling space.

  Wards' retail business is seasonal, with approximately one-third of sales occurring in the fourth quarter. The results of Wards' operations are also subject to changes in consumer demand associated with general economic conditions, which is especially true with respect to demand for durable goods and other "big ticket" merchandise. Wards' retail operations are supported by its corporate buying division which has its principal office in Chicago, and includes foreign purchasing offices in Hong Kong, Taiwan, Japan, and Korea. In addition to its buying staff, the corporate buying division employs technical teams to ensure quality control of Wards' merchandise.

Performance Initiatives

Facility Closings and Divestitures

  In 1997, management undertook a review of the retail operations of Wards, and determined that the number of different retail formats then in operation resulted in a lack of focus on Wards' core business. In August 1997, the Bankruptcy Court approved a motion filed by Wards to exit its non-core specialty retail businesses - Lechmere, Home Image by Lechmere and Electric Avenue & More. The closings, which took place in August 1997, resulted in a pre-tax charge of $330 million. Management also reviewed the performance of retail stores operating under the core retail format and closed 45 underperforming retail stores in November 1997. In addition, two outlet and liquidation centers were closed. The closings were approved by the Bankruptcy Court in November 1997 and resulted in a pre-tax charge of $154 million.

  Wards also closed eight other underperforming retail stores and two other liquidation and outlet stores during 1997. The financial performance of the remaining retail stores will be reviewed on a continuing basis and additional stores may be closed (with the approval of the Bankruptcy Court) if such closures are warranted.

Other Divestitures

  In December 1997, the Bankruptcy Court approved the disposition of Wards' investment in the common stock and warrants to purchase common stock of ValueVision International, Inc. ("ValueVision"). In addition, the agreements relating to ValueVision's sales promotion rights with regard to the Wards credit cardholder file were restructured. Under the restructured agreements, Wards' obligation to purchase advertising from ValueVision was significantly reduced. Additionally, ValueVision and its affiliates agreed to cease solicitations to its customers using the Wards servicemarks after March 31, 1998. ValueVision may continue to use the servicemark in connection with televised home shopping through July 31, 2008. The transaction was consummated on January 15, 1998.

New Merchandising Strategy

  Middle-income females aged 30 to 55 with family incomes of $25,000 to $50,000 have been targeted as Wards' core fashion customer. Wards' core Hardlines customer is defined more broadly, representing both males and females with higher income levels and wider age distributions than the core fashion customer. These core customers share lifestyle characteristics and shopping preferences typical of today's time-pressed, value-conscious families with traditional/conservative values and fashion tastes.

New Merchandising Strategy (continued)

  Wards' strategic plan has been developed to focus its merchandise offering around categories of business that meet the needs of the targeted customer, as well as those categories that also offer opportunities to drive sales and gross margin rate improvements. Wards intends to leverage current areas of merchandising strength (major appliances, fine jewelry and furniture, for example) to drive near-term profit improvements and capture additional market share. Additionally, Wards has targeted certain categories, primarily family apparel, domestics, seasonal and home theater, as areas in which growth in terms of penetration and market position must be dramatically improved. Resources will be focused on developing "trend-right" assortments and substantially improving merchandising and marketing in these businesses. Finally, Wards will strive to improve the in-store execution of its important electronics, automotive and housewares businesses in order to maintain its market share, improve margins and achieve a service level comparable to its competitors.

Store Operations/Customer Service Strategy

  Wards is focused on improving its customer service and presenting retail stores that are bright, clean and easy to shop. Wards' goal is to provide knowledgeable and friendly sales associates coupled with quick and efficient completion of sales transactions at the register. Store policies and procedures are currently under review; the objective of the review is to shift time spent from non-service oriented tasks to customer-directed activities.

  A customer-service culture is being instilled in both corporate headquarters and store associates. As a first step, a Director of Customer Service was appointed in 1997. The primary focus of this position is to improve service and coordination at all levels of the organization. Also in 1997, the "Kick It Up A Notch" program was initiated to reward store associates who provide exceptional customer service.

Logistics Strategy

  Wards is currently in the process of reviewing its logistics network to better serve the retail stores at an optimal cost to Wards. Improved management of the flow of goods through the network is expected to result in improved product velocity and reduced inventory levels, while still maintaining an optimal in-stock level at the retail level. A particular focus is improvement in the home delivery process, including the simplification of the current computer systems and implementation of an automated routing process. These changes are expected to allow a customer delivery to be scheduled for a more precise time window, thereby improving customer service while maximizing the productivity of routing staffs.

Systems Strategy

  Computerized information systems are currently under development that will support the merchandising, customer service and logistics strategies previously discussed. The systems under development are primarily focused on supply chain efficiencies (through the implementation of state-of-the-art buying and warehouse management systems) and customer service improvements (through the implementation of a new point of sale system and the enhancement of customer delivery systems). Additionally, a major initiative is underway to assure the ability of all continuing systems to process dates that occur in the next century. Based on Wards' plans and amounts already expended, the total future cost to address the date change issue is not expected to materially impact future cash flows.

Direct Marketing

  The Signature Group, headquartered in Schaumburg, Illinois, is a leading provider of fee-based membership services offered to consumers through direct response marketing. Signature provides consumers with a broad range of continuity club products including credit card registration, auto, dining, dental and legal services as well as insurance products, including credit insurance and various supplemental life and health insurance policies. Signature's products typically are sold through affiliations with major bank, oil or retail credit cards, including the Wards proprietary credit card. Signature's clients include 14 of the top 20 issuers of bank credit cards, 8 of the top 10 issuers of oil company credit cards and a number of leading retailers and affinity groups. Signature's teleservices unit also provides a variety of inbound and outbound telemarketing services as well as customer retention services to various financial, insurance and telecommunications clients.

  Established in 1966 as a wholly-owned subsidiary of Wards, Signature has over 30 years of expertise developing targeted marketing programs. Signature is the largest outbound telemarketer for the credit card industry in the country, with over 8,000 employees in 41 locations. It operates 37 call centers with 2,578 workstations and annually conducts over 70 million carefully scripted telemarketing presentations. Signature also mails over 400 million solicitations annually. The combination of leading-edge technology and marketing expertise allows Signature to offer a completely integrated marketing plan to its customers. Signature assigns a multi-functional account team to each client to manage every aspect of their marketing program, from the development and execution of marketing plans to the establishment of billing, fulfillment, customer service and post-marketing analysis. In addition to its proven experience marketing directly to consumers, Signature has developed a unique expertise in managing networks of independent contractors. For example, Signature's auto, dining, dental and legal services plans utilize networks of Signature-managed independent service providers and professionals to deliver value and quality customer service to the Company's customers. These networks have been developed over many years and are integral to the successful delivery of Signature's products.

  Signature works in partnership with its clients and other organizations to offer consumers convenience and significant savings when purchasing a wide array of high-quality goods and services. Signature has a total of 14.5 million consumer members including 5.5 million Wards credit card customers and
  9.0 million other credit card customers. Signature has exclusive marketing rights to the entire Wards credit card file. It also markets on behalf of approximately 130 other clients, including some of the nation's largest financial institutions, retailers, airlines, oil companies, associates, unions and employer groups. Signature's major third party clients include American Airlines, AARP, American Express, Amoco, BancOne, Chase, Citicorp, Discover, FirstCard, General Electric, The Limited (Alliance Data Systems), Merrill Lynch, Mobil, Norwest Mortgage, Proffitt's, Shell, Texaco, TWA, United Airlines and Wells Fargo.

  Since 1994, Signature has aggressively sought to diversify its customer account base through the development of new third party client (non-Wards) relationships and business acquisitions. As of November 30, 1997, 9 million, or 62%, of the Company's total members were from third party clients, up significantly from 3.1 million, or 33%, of total members at the end of 1994.

  Signature has retained investment advisors to determine whether its core competencies and market opportunities could be maximized as a result of a sale or merger. The study (which includes the solicitation of bids, discussions with potential purchasers and the providing of information to such potential purchasers) has not been completed and management cannot provide any assurance as to whether a sale or merger with respect to Signature or any portion thereof may occur, or the timing of a transaction, if such a transaction does occur. Any transaction would require the approval of the Bankruptcy Court.

  See Note 21 to the Consolidated Financial Statements for restrictions on dividends which may be paid by insurance subsidiaries of Signature.

Competition and Regulation

  The sale of merchandise by Wards is conducted under highly competitive conditions. Buying and selling are each done in open competitive markets. Wards' stores are in competition with specialty stores, department stores and other types of retail outlets in the areas in which they operate. The Company believes that merchandise assortments, brand names, competitive pricing and availability of services such as credit, delivery, installation and repair, are the principal factors which differentiate it from competitors.

  Certain of Signature's operations are highly regulated and conducted under highly competitive conditions. To date, Signature has been able to compete effectively with other companies which offer programs similar to those provided by Signature. Signature also competes with traditional methods of marketing by unaffiliated dentists and lawyers. Insurance companies operate pursuant to specific state statutes, rules and regulations and are required to file reports with such agencies at least quarterly.

  Telemarketing and direct mail solicitations are regulated at state and federal levels, and management believes that these activities will increasingly be subject to such regulation. Such regulation may limit Signature's ability to solicit new members or to offer more products and services to existing members and may materially adversely affect Signature's business and revenues.

  The requirements of environmental protection laws and regulations have not had a material effect upon Wards' operations. Compliance may, in certain cases, lengthen the lead time of expansion plans and could increase construction and operating costs.

Account Purchase Agreements

  Credit is extended to Wards' customers under an open-end revolving credit plan and is an important element in generating sales, especially in the big ticket businesses. Wards' private label credit card sales were 50.7% and 57.1% of total sales for 1997 and 1996, respectively. Bankcard sales were an additional 21.2% and 19.9% of total sales for 1997 and 1996, respectively.

  Wards entered into a Bank Credit Card Program Agreement ("Card Agreement") effective April 1, 1996 with Monogram Credit Card Bank of Georgia ("Monogram"), and an Account-Related Agreement ("Account Related Agreement") effective April 1, 1996 with Montgomery Ward Credit Corporation ("Montgomery Ward Credit") (collectively referred to as the "Agreements") pursuant to which Monogram and Montgomery Ward Credit (collectively referred to as the "Montgomery Ward Credit Companies" or "MWCC"), both of which are affiliates of General Electric Capital Corporation ("GE Capital"), make payments to Wards as to their receivables generated by sales to customers of Wards, its affiliates and licensees who utilize the Wards private label credit card, and provide services to Wards, all of which are guaranteed by GE Capital. Under the Agreements, Monogram has the exclusive right to operate the Wards private label credit card system and the obligation to pay to Wards the face amount of Monogram's receivables generated by the Wards private label credit card system, up to $7 billion outstanding at any time. If Wards desires to receive payment for receivables generated by the Wards private label credit card system at any time when Montgomery Ward Credit Companies own $7 billion or more of such receivables and do not desire to finance additional receivables, alternative arrangements, such as the sale of receivables to banks or other financial institutions, would be required unless Monogram agrees to fund the excess. As of January 3, 1998, there were $4.2 billion of Wards private label credit card receivables owned by Montgomery Ward Credit Companies, and the average outstanding amount of such receivables owned by Montgomery Ward Credit Companies during 1997 was $4.5 billion.

  Under the Card Agreement, Wards is required to pay Monogram the excess interest costs on a monthly basis if a blended interest rate applicable to funding costs with respect to the receivables exceeds 10% per annum. This blended interest rate has been less than 10% since 1988.

  Wards generally bears the risk of credit losses due to non-payment by cardholders to the extent of (i) the amount of credit losses that are between 3.9% and 5.0% of average outstanding receivables, plus (ii) 50% of credit losses that are between 5.0% and 8.0% of average outstanding receivables, subject to offsets described below relating to Wards' share of certain incremental increases in finance charges and late fees payable by cardholders. Wards is also responsible for losses on certain higher risk starter card accounts to the extent the loss percentage as to those accounts exceeds the loss percentage experience on the rest of the portfolio. Wards' net unpaid liability for credit losses for 1991 through 1997 is to be payable to Montgomery Ward Credit pursuant to a note (Continuation Note) due in early 2003, which is to provide that: (i) the outstanding balance of such note cannot exceed $300 million, (ii) scheduled monthly principal payments ranging from $.4 million to $2.8 million are to be required through 2002, and (iii) starter card losses are to be payable currently. Interest on Wards' unpaid liability for credit losses is payable at a rate equal to rates on comparable borrowings of Wards. A remaining note of $15 million, consisting of losses incurred after July 7, 1997, is to be executed which provides for monthly principal payments in the amount of 5% of the scheduled monthly principal payments for the Continuation Note. Interest on notes outstanding as of July 7, 1997, has been stayed by the Chapter 11 proceedings.

  In exchange for Wards' agreement to allow Montgomery Ward Credit to increase finance charge rates and late fees in selected states, Wards receives a share of incremental finance charges and late fees resulting from such increases. Such amount is available for offset against Wards' unpaid liability for its share of credit losses, and to the extent not currently paid or offset earns interest at the same rate as amounts owed by Wards to Montgomery Ward Credit. Effective April 1996, Monogram implemented additional finance charge and late fee increases in various states. The amount of these additional incremental finance charges and late fees are calculated each year pursuant to a formula specified in the Account Related Agreement, which makes certain of these amounts available to Wards. As the increased finance charge rate and late fees are added to the credit card balances, this will cause the amount of losses to increase. The higher finance charges and late fees also decrease the credit available by the credit card customer.

  In the event that, due to the increase in finance charge rates and late fees, refunds are required to be made, Wards and Montgomery Ward Credit have agreed in certain cases to share the financial risk. Legislation has from time-to-time been introduced in certain jurisdictions, which if enacted, may require rescinding all or a portion of such increases, in which case Wards' share of such increases may be substantially reduced.

  In connection with the foregoing arrangements, Wards paid $28 million in early 1998 and has previously executed notes for certain of its unpaid share of credit losses which totaled $412 million through 1997. The incremental finance charges and late fee assessments due to Wards at the end of 1997 were $112 million for a net obligation of $300 million.

  Monogram has the right of first refusal to implement certain new financing programs proposed by Wards.

  The Agreements are scheduled to expire on December 31, 2011, provided the terms shall continue thereafter from year to year unless either party gives ten years prior notice of its election to terminate. Except upon the occurrence of certain events of default, the Agreements may generally not be terminated by either party prior to December 31, 2011. Wards has not yet assumed these agreements and the Montgomery Ward Credit Companies have not exercised the provision in the Agreements allowing the Montgomery Ward Credit Companies to terminate the Agreements in the event of Wards' bankruptcy. Wards has agreed to pay Montgomery Ward Credit $2.5 million per month for the months of January 1998 through June 1998. Wards expects to execute an interim amendment to the Account Purchase Agreement ("Interim Agreement") which will provide the Company with the ability to utilize the private label credit card through the end of 1999. It is likely that the Interim Agreement will require monthly payments similar to those required for the first six months of 1998. GE Capital has guaranteed Montgomery Ward Credit Companies' obligations under the Agreements.

  Monogram makes payments in respect of Signature customer accounts receivable pursuant to the Card Agreement. In 1997, Signature paid approximately $5 million to Montgomery Ward Credit for administrative services provided by Montgomery Ward Credit in connection with Signature products.

Associates

  At January 3, 1998, Wards and its subsidiaries employed the equivalent of 46,000 full-time associates. During certain seasons, temporary associates are added and peak employment is approximately 59,000 associates during the Christmas season. Approximately 2,000 Wards associates are covered by various collective bargaining agreements. Wards has experienced no major labor-related interruption or curtailment of operations during the last 15 years.

Item 2.  Properties

  At January 3, 1998, the Company owned or leased 381 retail, distribution and other operating facilities. The Company's properties are located throughout the continental United States and cover approximately 49 million square feet.

  These properties are summarized as follows:

                                       Number of       Approximate Total
           Use                         Locations          Square Feet
------------------------------         ---------       -----------------
Montgomery Ward Retail Stores:
    Full Line                              295            38,829,000
    Limited Line                             6               473,000
Corporate Office Complex                     1             2,975,000
Miscellaneous Operating Locations           79             7,211,000
                                           ---            ----------

    Total Locations                        381            49,488,000
                                           ===            ==========

  Owned and leased retail stores include approximately 24 million square feet of selling space and 15 million square feet devoted to storage, office and related uses. Miscellaneous operating locations include warehouses, office buildings and distribution centers, but exclude vacant land parcels and properties held for disposition. See Note 13 to the Consolidated Financial Statements for information with respect to leased properties.

  The nationwide scope of Wards' operations helps minimize the impact of changes in the economies of specific regions on the overall performance of its retail stores and allows Wards to merchandise to a variety of demographic profiles.

  The regional distribution of Wards retail stores, as of January 3, 1998, is indicated in the following table:

                State                             Total
              ----------                        ---------
              Alabama                                2
              Arizona                                9
              Arkansas                               5
              California                            50
              Colorado                               8
              Florida                               15
              Georgia                                3
              Idaho                                  1
              Illinois                              20
              Indiana                                5
              Iowa                                   5
              Kansas                                 6
              Kentucky                               1
              Louisiana                              6
              Maryland                              16
              Michigan                              13
              Minnesota                              7
              Missouri                               7
              Montana                                2
              Nebraska                               1
              Nevada                                 3
              New Mexico                             3
              New York                               6
              North Carolina                         4
              North Dakota                           1
              Ohio                                   5
              Oklahoma                               5
              Oregon                                 8
              Pennsylvania                          15
              South Carolina                         2
              Tennessee                              2
              Texas                                 41
              Virginia                              14
              Washington                             3
              West Virginia                          5
              Wisconsin                              1
              Wyoming                                1
                                                   ---

              Total                                301
                                                   ===

Item 3.  Legal Proceedings

  At the close of business on July 7, 1997, Montgomery Ward Holding Corp. and certain of its U.S. subsidiaries filed petitions for reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. These related proceedings are being jointly administered under the caption "In re Montgomery Ward Holding Corp., a Delaware corporation, et. al.", Case No. 97-1409 (PJW). The following U.S. subsidiaries were not included in the bankruptcy filings: Signature and its direct and indirect subsidiaries, Marinco; and Montgomery Ward Foundation. The filing of the petitions and the rejection of certain contracts created certain claims related to the filing. Among these cases is "Reliance Insurance Company
  v. Forum Insurance Company." This case alleges that Forum Insurance Company, an indirectly wholly-owned subsidiary of Signature, is liable under an indemnification agreement of which Wards is a signatory for the surety bonds issued to secure certain of Wards' obligations. The matter is now pending before the United States Bankruptcy Court for the District of Delaware. The potential liability related to the outcome of this claim cannot be estimated at this time.

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

  In 1979, a suit entitled "United States v. Midwest Solvent Recovery, Inc., et.al." (Civil Action Number H-79-556) was initiated by the United States Department of Justice on behalf of the Environmental Protection Agency in the U.S. District Court for the Northern District of Indiana, and an Amended Complaint was filed in January 1984. This suit was against Standard T Chemical Company, Inc., a Delaware corporation and wholly-owned subsidiary of Wards ("Standard T"), which ceased operations in 1994 and is currently an inactive entity and is a debtor in the bankruptcy proceedings described above, and others involving two waste disposal sites and seeks reimbursement for the cost of surface clean-up, investigation studies concerning possible contamination of the soil and ground water and remedial action. In January 1990, the United States filed a second Amended Complaint seeking inter alia, treble damages and monetary sanctions. Standard T signed a consent decree, whereby it was obligated to provide a financial assurance up to $3 million for remediation of the site, which has been provided for in the financial statements. The Company currently anticipates that its obligation will not exceed that amount.

  In 1985, the New York Environmental Protection Agency brought an action for remediation of a site in Staten Island, New York against the owner of the property. The owner asserted that Standard T, among others, generated wastes that were disposed of by a prior owner of the site. Standard T is in the process of completing the clean-up of this site and has purchased the site from the owner for $1.45 million.

  In February 1986, Standard T, along with approximately 330 other companies, was notified by the United States Environmental Protection Agency that the agency was mandating a remediation of the contamination of the American Chemical Services, Inc. ("A.C.S.") site located in Griffith, Indiana, under authority vested in it by the Comprehensive Environmental Response, Compensation and Liability Act of 1980. Standard T and a Wards paint factory were each identified as a Potentially Responsible Party ("PRP"), under the terms of the Act, because of their alleged status as generators of hazardous waste ultimately disposed of at the A.C.S. site. The Company will pay its proportionate share of the costs of the studies, and may ultimately pay a share of the costs of abating the contamination of the A.C.S. site. One estimate by the EPA of future costs of abating contamination at the A.C.S. site is $69 million, of which $24 million has been paid by deminimus settling parties, with the Company alleged to be responsible for 4% of the remaining total costs. However, these costs cannot be estimated with any degree of accuracy at this time. Thus, the Company is currently not in a position to estimate the range or amount of potential exposure in this matter with a high degree of certainty.

  Standard T and Wards are also involved at various stages with several other sites where Standard T and Wards have been notified or sued as a PRP. The potential liability related to these sites cannot be estimated at this time.

  On April 29, 1997, MW Holding, Wards and Lechmere, were served with a complaint, purporting to represent a nationwide class, filed by certain bankrupt credit card holders of Wards and Lechmere credit cards. The complaint alleged that MW Holding, Wards and Lechmere, benefited from the actions taken by Hurley, Lechmere's previous credit card provider, and MWCC and Monogram (both of which are affiliates of GE Capital), Wards' and Lechmere's current credit card providers, in that the recoveries received from the bankrupt credit card holders, allegedly were in violation of the bankruptcy laws dealing with reaffirmations, and ultimately reduced Wards' and Lechmere's loss sharing obligations. Hurley, MWCC and Monogram took all actions related to bankruptcy reaffirmations.

  Management believes that the indemnification obligations contained in its various agreements with Hurley, MWCC and Monogram will relieve Lechmere, Wards and the Company of any material financial obligations related to the acts alleged in the complaint. All material actions pending against the Company, Wards and Lechmere in the litigation, have been stayed.

  In 1997, a suit entitled "Trent v. Montgomery Ward," was initiated by Karen Trent and four other plaintiffs alleging, on behalf of themselves and a class of other commissioned sales employees, fraud and breach of contract in the calculation of their sales commissions. This class action currently is being heard in the Federal District Court for the District of Wyoming. The suit claims that from 1992 to the present, Wards devised a commission sales plan that was designed to underpay commissions promised to employees and that Wards in fact paid employees less than the commissions they were supposed to have earned. Plaintiffs seek certification of the class and actual and punitive damages. Wards has denied the allegations and intends to aggressively defend this matter. The case currently is in the early stage of class discovery, and damage exposure cannot be determined at this time. A limited lifting of the bankruptcy automatic stay has been granted so that the class certification issue can be resolved.

Item 4.  Submission of Matters to a Vote of Security Holders.

  None.

                     EXECUTIVE OFFICERS OF THE REGISTRANT

  Listed below are the names and ages of the executive officers of the Company as of March 16, 1998, and the positions each has held during the past five years:

  Roger V. Goddu, 47, has been a director of the Company and Chairman and Chief Executive Officer of Wards since January 6, 1997. Prior thereto, he was with Toys "R" Us, where from 1996 until 1997, he was President-U.S. Merchandising, and from 1989 to 1995, he was Executive Vice President/General Merchandise Manager. Prior to 1989, Mr. Goddu was a Senior Vice President and General Merchandise Manager of Target, a division of Dayton Hudson Corporation.

  Thomas J. Austin, 50, has been Executive Vice President - Men's and Children's Apparel and Shoes of Wards since May 19, 1997. Prior thereto, Mr. Austin was Senior Vice President - Divisional Merchandise Manager of Kohl's Corporation, where he spent 15 years in various merchandising positions of increasing responsibility.

  Louis J. Caporale, 44, has been Executive Vice President - Women's Apparel and Fine Jewelry of Wards since May 27, 1997. Prior to joining Wards, Mr. Caporale was Senior Vice President - Divisional Merchandise Manager of Kohl's Corporation. From 1993 through 1997, he was Vice President - Divisional Merchandise Manager of Kohl's. Prior to joining Kohl's, Mr. Caporale held various merchandising positions with Federated Department Stores for 16 years.

  Don Civgin, 36, has been Vice President and Treasurer of the Company and Senior Vice President - Finance of Wards since May 8, 1997. Prior thereto, he was Vice President - Treasurer of Alliant Foodservice, Inc. from 1995 to 1997. From 1986 through 1995, Mr. Civgin held various financial management positions with Itel Corporation.

  Alan E. DiGangi, 51, has been Executive Vice President - Appliances, Electronics and Automotive of Wards since November 1996. Prior thereto, he was Executive Vice President Marketing of Wards from March 1996 through November 1996. Mr. DiGangi was Executive Vice President, Electric Ave., Rooms & More/Soft Home of Wards from January 1996 through March 1996. Prior thereto, he was Senior Vice President, Electric Ave. & More from April, 1995 to January, 1996. From 1993 though 1995, Mr. DiGangi was Vice President of Wards, with responsibilities in Store Management, Field Operations, Marketing and Sales Promotion.

  Kevin Freeman, 47, has been Executive Vice President - Store Operations of Wards since May 1, 1997. Prior thereto, he was Executive Vice President of Store Operations for Caldor from 1994 until 1997. Mr. Freeman was Executive Vice President - Store Operations with Roses Stores from 1991 to 1994. Prior thereto, Mr. Freeman held various positions with Target, a division of Dayton Hudson Corporation, from 1978 to 1991, leaving as Senior Vice President of Store Operations.

  Thomas G. Grimes, 60, has been Executive Vice President - Home of Wards since November 7, 1997. Mr. Grimes joined the Company on February 24, 1997 as Chief Executive Officer of Lechmere, Inc. and President - Hardlines. Prior thereto, he was Managing Director of Trimingham Bros. Ltd. from January 1996 through February 1997. Prior to joining Trimingham Bros. Ltd., Mr. Grimes was Chairman and Chief Executive Officer of the John Breuner Company, a division of Batus Inc., from 1986.

  Spencer H. Heine, 55, has been an Executive Vice President, Secretary and General Counsel of the Company since September 30, 1991 and was a director from May 15, 1992 through January 6, 1997. Mr. Heine has been Executive Vice President, Secretary and General Counsel of Wards and President - Montgomery Ward Properties since April 12, 1994. Prior thereto, Mr. Heine served as Executive Vice President - Legal of Wards from September 30, 1991 through April 11, 1994. Mr. Heine was Chairman and Chief Executive Officer of Signature from March 8, 1993 through April 11, 1994 and is currently serving as interim Chief Executive Officer and will continue to do so until April 1, 1998. Mr. Heine is a member of the Board of Directors of First Union Real Estate Investment, a real estate investment trust located in Cleveland, Ohio.

  Robert A. Kasenter, 51, has been an Executive Vice President of the Company since February 21, 1992. Mr. Kasenter has served as Executive Vice President, Human Resources of Wards since January 27, 1992 and was Senior Vice President-Human Resources and Customer Satisfaction from June 23, 1988 to January 26, 1992.

  Thomas J. Paup, 49, has been an Executive Vice President and Chief Financial Officer of Wards since September 22, 1997. Prior to joining Wards, Mr. Paup was Senior Vice President, Finance and Distribution of Lord & Taylor, a division of The May Department Stores Company from 1990 to 1997.

  Karl Taylor, 37, has been Senior Vice President- Strategic & Merchandise Planning of Wards since March 3, 1997. Prior to joining Wards, Mr. Taylor was Vice President of Merchandise Planning and Allocation at Toys "R" Us from 1993. Prior thereto, he was Director of Merchandise Planning and Allocation at Toys "R" Us from 1991 to 1993. Prior to joining Toys "R" Us, Mr. Taylor was with Arthur Andersen.

  John L. Workman, 46, has been Executive Vice President and Assistant Secretary of the Company since January 28, 1994 and served as a director from May 12, 1995 through January 6, 1997. Mr. Workman has been Executive Vice President, Corporate Restructuring of Wards since September 1997. Prior thereto, he was Executive Vice President , Chief Financial Officer and Assistant Secretary of Wards from January 28, 1994. He served as Senior Vice President, Chief Financial Officer and Assistant Secretary from August 31, 1992 through January 27, 1994.

                                    PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters

  There is no established public trading market for the Common Stock of the Company. All shares are subject to restrictions on transfers contained in the Stockholders' Agreement dated as of June 17, 1988, as amended ("Stockholders' Agreement"), or the Terms and Conditions ("Terms and Conditions") imposed under the Montgomery Ward & Co., Incorporated Stock Ownership Plan ("Stock Ownership Plan"). Due to the bankruptcy filing and other factors, it is not expected that a market will develop in the near term.

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

  Wards declared $6 million and paid $6 million in preferred stock dividends to the Company in 1997, which declared $8 million and paid $3 million of preferred stock dividends in 1997. Dividends declared of $2 million were automatically deemed added to the liquidation value of the preferred stock because the dividends were not paid. Additionally, dividends declared of $3 million on June 30, 1997, have not been paid. The redemption provisions of the preferred stock have been stayed by the Chapter 11 proceedings. No further dividends will be declared or paid on the preferred stock prior to the approval of a plan of reorganization. Future payments of dividends, if any, are dependent upon the approval of a plan of reorganization.

  As of March 16, 1998, there were three holders of record of Class A Common Stock, Series 1, one such holder of Class A, Common Stock, Series 2, and one such holder of Class B Common Stock. No shares of Class A Common Stock, Series 3, were outstanding as of that date. As of March 16, 1998, there were 89 holders of record of Voting Trust Certificates representing beneficial ownership in shares of Class A Common Stock, Series 1, of which 651,467 shares are pledged as collateral for notes issued to effect the repurchase of shares. Due to the Chapter 11 filing, no payments may be made to satisfy the payment requirements for these notes. A noteholder can foreclose on the pledge of shares repurchased if note payments are not made within one year of becoming due; provided, however, that any such remedy has been stayed pursuant to the Chapter 11 filing. See Note 15 to the Consolidated Financial Statements. There were 193 holders of record of Voting Trust Certificates representing beneficial ownership in shares of Class A Common Stock, Series 2. The applicable voting trust will expire by its terms on June 21, 1998, and, absent further action, the holders of Voting Trust Certificates will become holders of Class A Common Stock at such time.

Item 6.  Selected Financial Data

  The following summary of certain financial information for each of the five fiscal years in the period ended January 3, 1998 has been derived from the Consolidated Financial Statements of MW Holding. Such information for each fiscal year should be read in conjunction with the Consolidated Financial Statements and notes thereto and the report of independent public accountants beginning on page 19.

                                                                           As Of and For The
                                     -------------------------------------------------------------------------------------------
                                                                                                                       53-Week
                                                                                                                       Period
                                                                52-Week Period Ended                                    Ended
                                     -----------------------------------------------------------------------      --------------

(Dollars in millions, except             Jan. 1,            Dec. 31,           Dec. 30,            Dec. 28,            Jan. 3,
per share amounts)                        1994                1994               1995                1996               1998
                                     -------------      --------------     -------------       -------------      --------------
Total Revenues                              $6,023              $7,029            $7,085              $6,620             $ 5,386

Net Income (Loss)                              101                 109                (9)               (237)             (1,152)

Net Income (Loss) Applicable
   to Common Shareholders                      101                 107               (13)               (249)             (1,160)

Net Income (Loss) per Class A
  Common Share                                2.29                2.48              (.33)              (6.33)             (31.67)

Total Assets                                 3,835               4,537             4,884               4,879               4,572

Long-Term Debt                                 213                 228               423                  87                 122

Obligations Under Capital
  Leases (a)                                    89                  81                66                  60                   -

Total Shareholders' Equity
  (Deficit)                                    607                 679               700                 433                (716)

Redeemable Preferred Stock                       -                  75               175                 175                 177

Cash Dividends per Common
  Share                                        .50                 .50                 -                   -                   -

(a) Excludes $51 million of Obligations under capital leases included in Liabilities subject to compromise as of January 3, 1998.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

  The following discussion and analysis of results of operations for the Company compares 1997 to 1996, as well as 1996 to 1995. Wards is on a 52- or 53-week fiscal year basis, with 1997 being a 53-week year and 1996 and 1995 each being 52-week years. All dollar amounts are in millions, and all income and expense items and gains and losses are shown before income taxes, unless specifically stated otherwise.

  The Company's retail business is seasonal, with approximately one-third of sales occurring in the fourth quarter.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations:  1997 Compared with 1996

  Due to Wards' inability to reach an out-of-court settlement with its lenders, petitions for reorganization under Chapter 11 of the Bankruptcy Code were filed at the close of business on July 7, 1997. The Company's performance reflected difficult competitive conditions and financial pressures, as well as the negative impact of the aggressive markdowns and promotional advertising to liquidate inventory in the first half of 1997.

  Consolidated total revenues (net sales and direct response marketing revenues, including insurance) were $5,386, compared with $6,620 in 1996, a decrease of $1,234 or 19%. The $1,234 total revenue decrease consisted of a $1,345 decrease in net sales (a 23% decrease) and a $111 increase (a 15% increase) in direct marketing revenues. After adjusting for the noncomparable impact of sales that occurred in the 53rd week, sales on a comparable store basis, which reflect only the stores in operation for all of 1997 and 1996, decreased 16%. $534 of the sales decrease reflects the closings of 101 retail stores and liquidation and outlet centers, including the exit of the Lechmere and Electric Avenue & More formats. 1997 sales results also reflect the Company's decision to exit certain product offerings, including personal computers. 1996 third and fourth quarter sales for the affected product lines were $84. Additionally, the Company's management believes that merchandise shipment interruptions as a result of the bankruptcy filing and the decline in promotional offers to Wards' credit cardholders in the second half of 1997 (4 in 1997 versus 19 in 1996), contributed to the sales decline. The increase in direct response marketing revenues was primarily due to increased clubs' memberships.

  Gross margin (net sales less cost of goods sold) dollars were $580, a decrease of $431, or 43%, from 1996. This decrease was due to the gross margin impact of the decreased sales of $298 and a decrease in the margin rate on sales of $167, offset by decreased occupancy costs of $34, primarily related to closed stores. The liquidation of slow moving and discontinued inventory, as well as the Chapter 11 filing, negatively impacted margin rates. As certain of the Company's vendors halted shipments for portions of the third quarter, a higher mix of third quarter sales represented sales of lower margin clearance merchandise. Gross margins showed substantial improvement in the fourth quarter of 1997. Despite a $579 decrease in 1997 fourth quarter sales, gross margin dollars increased by $4 and fourth quarter 1997 margin rates improved by 5 percentage points over fourth quarter 1996 rates.

  Operating, selling, general and administrative expenses increased $295, or 15%, from the prior year. The increase was due to increased amortization and other direct-marketing related costs of Signature of $150; increased bad debt expense of $29; write-downs of investments and other unrealizable assets of $57 and decreased product service income of $66, offset by all other decreased expenses of $7.

  Net interest expense decreased $16, or 13%, from the prior year. The net decrease reflects a $39 increase in interest expense for the first and second quarters of 1997 offset by a $55 decrease in interest expense for the third and fourth quarters of 1997. The first half increase reflects increased borrowings (including borrowings under vendor financing programs) and an increase in the weighted-average borrowing rate. The Company has stopped accruing interest on its short-term debt in connection with the Chapter 11 filing. Second-half 1997 borrowings under the DIP Facility were substantially below second-half 1996 borrowing levels.

  Reorganization costs of $553 were related to the Company's exit of its non-core strategies, certain dispositions of assets and various other expenses. See Note 4 to the Consolidated Financial Statements for the components of these costs.

  The income tax benefit was $375 as compared to a benefit of $138 for 1996. See
  Note 10 to the Consolidated Financial Statements for a discussion of management's determination of the benefit recorded and the related valuation allowance provided during 1997.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations:  1996 Compared with 1995

  Management's identification of slow-moving inventory resulted in inventory liquidation efforts which negatively impacted 1996 results. From September through December, the Company accelerated efforts to reduce and redeploy inventory to allow for a shift in focus to items the Company believed would provide higher inventory turnover and improved merchandise assortments in the future. As of the beginning of fourth quarter 1996, over $300 in inventory was identified in items which would not be re-ordered and which was competitively disadvantaging the Company. Aggressive markdowns and promotional advertising to liquidate this inventory were initiated in the fourth quarter of 1996.

  At December 28, 1996, the remaining amount of this inventory was $130 before any additional markdowns. In December, the Company provided $54 for the loss on liquidation of this remaining inventory and also identified $55 of other inventory that would be sold at a loss and provided $19 for the loss on liquidation for this inventory as well. The Company believed that the liquidation of this inventory would position it with balanced inventory assortments to execute its strategic plan in future periods.

  The Company's performance reflected the impact of the change in inventory assortment and difficult competitive conditions discussed above with the consolidated net loss increasing $228 from the prior year's net loss of $9. The consolidated net loss applicable to common shareholders for 1996 was $249 versus $13 in 1995.

  Consolidated total revenues (net sales and direct response marketing revenues, including insurance) were $6,620 compared with $7,085 in 1995, decreasing by $465 or 7%. The $465 total revenue decrease consisted of a $652 decrease in net sales and a $187 increase in direct marketing revenues. The change in total net sales represented a 10% decline. Specifically, Apparel sales declined 10%, Jewelry sales declined 11%, Home and Furniture sales declined 9%, Electronics declined 10%, Appliances declined 8% and Automotive sales declined 6%. Sales on a comparable store basis, which reflect only the stores in operation for both 1996 and 1995, decreased 11%. The Company believes that the decline in net sales in 1996 reflected a decline in market share compared to competitors. The increase in direct response marketing revenues was primarily due to increased clubs' membership driven by the acquisition of the Amoco Motor Club business and increased insurance policy holder levels.

  Gross margin (net sales less cost of goods sold) dollars were $1,011, a decrease of $309, or 23%, from 1995. This decrease was due to the gross margin impact of the decreased sales of $163, a decrease in the margin rate on sales of $142, and increased occupancy costs of $7 related to increased depreciation on capital investments in new and existing stores, partially offset by decreased buying and other expenses of $3. The liquidation of slow moving and discontinued inventory and the continued competitive pressures also had a significant impact on margin rates.

  Operating, selling, general and administrative expenses increased $194, or 11%, from the prior year. The increase includes the impact of new store openings of $16, increased provision for bad debt expense under the Account Purchase Agreements of $21, increased advertising and other promotional costs of $74, increased amortization of direct response and insurance acquisition cost of $61 and increased operating and administrative expenses of $7, and decreased income generated from the sale of product service contracts of $10. 1995 included a provision for severance costs and relocation of certain administrative functions of both Wards and Lechmere of $25.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations:  1996 Compared with 1995 (continued)

  Net interest expense increased $36, or 40%, from the prior year. The increase is due to increased borrowings resulting from a combination of higher average working capital levels and reduced cash flow resulting from slower than anticipated sales, partially offset by reduced capital expenditures for new and existing stores.

  Income tax benefit was $138 for 1996 as compared to an income tax benefit of $14 for 1995. See Note 10 to the Consolidated Financial Statements.

Discussion of Financial Condition

  Due to the inability of Wards to negotiate an out-of-court settlement with its lenders, MW Holding and certain of its subsidiaries have filed petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. As a result of the Chapter 11 filing, the Company and those subsidiaries have ceased making certain debt, interest, trade payable and other liability payments that arose prior to the Chapter 11 filing. Payments related to these liabilities are deferred, in most cases, until a plan for reorganization is confirmed by the Bankruptcy Court.

  Net cash used in the Company's operating activities totaled $192 for 1997 compared to $356 for 1996, a decrease of $164. The lower cash usage is summarized as follows:

     Cash impact of larger net loss                             $(610)
     Net cash received from facility closings                     155
     Increased cash provided by inventory
       and accounts payable                                       397
     Lower expenditures for direct response
       and insurance acquisition costs                             85
     All other cash from operations                               137
                                                                -----
                                                                $ 164
                                                                =====

  As shown above, cash required for inventory was significantly reduced in 1997. This was primarily due to the sales decrease, an inventory reduction program and better receipts management. Cash required for accounts payable was also reduced significantly, primarily as a result of the Chapter 11 filing.

  Net cash used in the Company's investing activities totaled $93 in 1997, compared to net cash used of $148 in 1996. The net cash used in 1996 included Signature's acquisition of the Amoco Motor Club. 1997 cash used reflects the increase in investments of insurance operations.

  Net cash provided by financing activities totaled $442 for 1997, compared to $499 for 1996. The Company had borrowed to the full extent of its financing facilities prior to the Chapter 11 filing, with the exception of the Seasonal Credit Agreement. Net borrowings in the post-petition period under the DIP Facility were $50.

  Wards is the only subsidiary of the Company and, therefore, Wards and its subsidiaries are the Company's sole source of funds.

  Wards entered into the DIP Facility on July 8, 1997, which was approved by the Bankruptcy Court on July 31, 1997. Under the DIP Facility, the lenders have agreed to provide a revolving credit and letter of credit facility, the maximum amount of which is based on the book value of eligible inventory (as defined in the DIP Facility), the fair market value of eligible real property (as defined in the DIP Facility) and the earnings of Signature.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Discussion of Financial Condition (continued)

  In no case may borrowings exceed $1,000. Total borrowings outstanding were $50 and letters of credit outstanding were $52 at January 3, 1998.

  Under the DIP Facility, Wards may select among several interest rate options, all of which are based on market rates plus a margin. A commitment fee is payable based on the unused amount of the facility. The facility expires on July 7, 1999, or earlier in the case of an event of default.

  The DIP facility imposes various restrictions on Wards, including limitations on capital expenditures. The DIP facility also requires the satisfaction of certain financial tests, including the achievement of specified earnings levels as defined in the DIP Agreement. As of January 3, 1998, the Company had met all such financial tests.

  The Company is currently in default of the terms of each of the Long-Term Credit Agreement, the Short-Term Credit Agreement and the Note Purchase Agreements and no future amounts may be drawn thereunder. The Company was in default of the Seasonal Credit Agreement, which was terminated as a result of the Chapter 11 filings. There were no borrowings outstanding under this agreement.

  Signature borrowed $102 under a Credit Agreement (Signature Credit Agreement) dated as of September 27, 1996 as amended and restated October 21, 1996 and amended December 23, 1996 between Signature and various lenders. The proceeds were used to repay the intercompany loan from Wards to Signature arising from Signature's acquisition of the Amoco Motor Club. During 1997, the maturity date was extended to January 31, 1998 and has not been repaid. In 1998, the lenders agreed that they will extend the maturity date to the earlier of May 29, 1998 or the funding of a replacement loan facility, provided that Signature provide the lenders with certain security and other terms and conditions the new lenders may deem appropriate. In March 1998, Signature received a commitment from a new lender which would enable Signature to repay the amounts borrowed under the Signature Credit Agreement. Management expects to borrow the amounts required and repay the amounts due by May 29, 1998. If the new lender's commitment were to be terminated, the aforementioned extension agreement would also terminate.

  In 1997, Wards had facilities available under vendor financing programs
  (which are reflected in Liabilities subject to compromise) which totaled $725. At June 28, 1997, these facilities were principally drawn. These facilities are no longer available due to the Chapter 11 filing.

  The Company intends to improve its financial condition and reduce its dependence on borrowing by improving sales and gross margins and reducing expenses. Management has reevaluated the Company's merchandising, marketing, store operations and real estate strategies, and is in the early stages toward implementing the new strategy. See "Business - Performance Initiatives" for a discussion of the new strategies to be employed.

  On August 14, 1997, the Bankruptcy Court approved a motion filed by Wards to exit its non-core specialty retail store businesses - Lechmere, Home Image by Lechmere and Electric Avenue & More. The exit involved the closing of 44 stores. On November 7, 1997, the Bankruptcy Court approved a motion to close 45 underperforming retail stores and two outlet and liquidation centers. The closings generated positive cash flows and are expected to reduce future operating losses. The Company recorded a pre-tax charge of $484 associated with the exit of these businesses, which included losses and costs associated with liquidation of assets, rejection of leases, severance payments and other related costs.

  Future cash is also expected to continue to be provided by ongoing operations, receipt of payment for credit sales under the agreements with Montgomery Ward Credit Companies and borrowings under the DIP Facility.

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

  As a result of the Chapter 11 filings, the interest rate exchange agreements with various banks were canceled. In connection with the cancellation, Wards incurred a liability of $3 which is included in Liabilities subject to compromise.

  Capital expenditures during 1997 of $66 were primarily related to the opening of a new distribution center, systems development, merchandise fixture and presentation programs, and retail facility improvements.

                                                                    1997                  1996                1995
                                                            -----------------      ---------------     ---------------

Total capital expenditures                                              $  66                $  75               $ 122
Capital appropriations authorized during the year                          76                   86                 152
Cancellations of prior year's appropriations                              (66)                 (34)                (75)
Unexpended capital appropriations at year-end                              57                  113               $ 136

  Wards is not contractually committed to spend all of the capital appropriations unexpended at January 3, 1998, but generally expects to do so. The DIP Agreement restricts the amount of capital expenditures Wards may make during the term of the Agreement. Capital expenditures for 1998 may not exceed $144.

  The Company's subsidiaries utilize software and related technologies that will be affected by the date change in the year 2000. The Company has completed its planning to address the changes and has assessed the level of effort required in order to affect these changes. The Company's plans include modifications to existing programs and purchase and installation of new software. Modification to existing programs began in 1996, and certain of the new software was purchased in 1997. Based on the Company's plans and amounts already expended, the total future cost to address the date change issue is not expected to materially impact future cash flows.

Item 8.  Financial Statements

                                                                                        Page
                                                                                --------------------
             Report of Independent Public Accountants                                     20

             For the 53-Week Period Ended January 3, 1998 and the 52-Week Periods
              Ended December 28, 1996 and December 30, 1995
                 Consolidated Statements of Income                                        21
                 Consolidated Statements of Shareholders' Equity                          23
                 Consolidated Statements of Cash Flows                                    26

             Consolidated Balance Sheets at January 3, 1998 and December 28, 1996         22

             Notes to Consolidated Financial Statements                                   28

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                   ----------------------------------------

To the Board of Directors and Shareholders of Montgomery Ward Holding Corp.:

We have audited the accompanying consolidated balance sheets of MONTGOMERY WARD HOLDING CORP. (a Delaware Corporation) AND SUBSIDIARIES (of which Montgomery Ward Holding Corp. and certain of its U.S. subsidiaries filed petitions for reorganization on July 7, 1997 under Chapter 11 of the United States Bankruptcy
Code), as of January 3, 1998 and December 28, 1996, and the related consolidated statements of income, shareholders' equity and cash flows for the fiscal years ended January 3, 1998, December 28, 1996 and December 30, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Montgomery Ward Holding Corp. and Subsidiaries as of January 3, 1998 and December 28, 1996 and the results of their operations and their cash flows for the fiscal years ended January 3, 1998, December 28, 1996 and December 30, 1995, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, on July 7, 1997, the Company filed a voluntary petition seeking to reorganize under Chapter 11 of the United States Bankruptcy Code. The Chapter 11 filing was the result of violation of certain debt covenants, recurring operating losses, deterioration of vendor support, and cash flow deficiencies. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Although the Company is currently operating as a Debtor-In-Possession under the jurisdiction of the Bankruptcy Court, the continuation of the business as a going concern is contingent upon, among other things, the ability to formulate a plan of reorganization which will gain approval of the creditors and shareholders and confirmation by the Bankruptcy Court, success of future operations, and the ability to recover the carrying amount of assets and/or the amount and classification of liabilities. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.


Arthur Andersen LLP
Chicago, Illinois
February 23, 1998

                         MONTGOMERY WARD HOLDING CORP.
                       CONSOLIDATED STATEMENTS OF INCOME

                                                                         53-Week                         52-Week
                                                                         Period                           Period
                                                                          Ended                           Ended
                                                                         -------               ----------------------------
                                                                         Jan. 3,               Dec. 28,            Dec. 30,
(In millions, except per share amounts)                                   1998                   1996                1995
                                                                         -------               --------            --------
Revenues
  Net sales, including leased and licensed department sales              $ 4,534                $5,879              $6,531
  Direct response marketing revenues, including insurance                    852                   741                 554
                                                                         -------                ------              ------
      Total Revenues                                                       5,386                 6,620               7,085
                                                                         -------                ------              ------

Costs and Expenses
  Cost of goods sold, including net occupancy and buying expense           3,954                 4,868               5,211
  Operating, selling, general and administrative expenses, including
   benefits and losses of direct response operations (Notes 17 and 20)     2,295                 2,000               1,806
  Interest expense, net (Note 18)                                            111                   127                  91
                                                                         -------                ------              ------
      Total Costs and Expenses                                             6,360                 6,995               7,108
                                                                         -------                ------              ------

Loss before Reorganization Costs and Income Taxes                           (974)                 (375)                (23)
Reorganization Costs (Note 4)                                                553                     -                   -
                                                                         -------                ------              ------
Loss before Income Taxes                                                  (1,527)                 (375)                (23)
Income Tax Benefit (Note 10)                                                (375)                 (138)                (14)
                                                                         -------                ------              ------

Net Loss                                                                  (1,152)                 (237)                 (9)
Preferred Stock Dividend Requirements (Note 14)                                8                    12                   4
                                                                         -------                ------              ------

Net Loss Applicable to Common Shareholders                               $(1,160)               $ (249)             $  (13)
                                                                         =======                ======              ======
Net Loss per Common Share (Note 15)
  Class A                                                                $(31.67)               $(6.33)             $ (.33)
  Class B                                                                 (23.17)                (5.22)               (.27)

                See notes to consolidated financial statements.

                         MONTGOMERY WARD HOLDING CORP.
                          CONSOLIDATED BALANCE SHEETS

                                                                Jan. 3,        Dec. 28,
(In millions)                                                     1998           1996
                                                                -------        --------
Assets
  Cash and cash equivalents (Note 1)                            $   189        $     32
  Short-term investments                                              1               3
  Investments of insurance operations (Note 6)                      358             317
                                                                -------        --------
        Total Cash and Investments                                  548             352

  Trade and other accounts receivable                               234             213
  Accounts and notes receivable from affiliates                       6              13
                                                                -------        --------
        Total Receivables                                           240             226

  Merchandise inventories                                         1,120           1,545
  Prepaid pension cost (Note 8)                                     366             347
  Properties, plants and equipment, net of accumulated
   depreciation and amortization (Note 9)                         1,067           1,308
  Direct response and insurance acquisition costs                   559             603
  Other assets (Notes 9 and 11)                                     373             498
  Deferred income taxes (Note 10)                                   299               -
                                                                -------        --------
        Total Assets                                            $ 4,572        $  4,879
                                                                =======        ========

Liabilities
  Short-term debt (Note 12)                                     $   102        $  1,028
  Trade accounts payable                                            442           1,585
  Federal income taxes payable (Note 10)                              -               4
  Accrued liabilities and other obligations (Note 7)                736           1,228
  Insurance policy claim reserves (Note 11)                         241             227
  Long-term debt (Note 12)                                          122              87
  Obligations under capital leases (Note 13)                          -              60
  Deferred income taxes (Note 10)                                     -              52
  Liabilities subject to compromise (Notes 3, 8, 12 and 13)       3,468               -
                                                                -------        --------
        Total Liabilities                                         5,111           4,271

Commitments and Contingent Liabilities (Notes 12 and 19)

Redeemable Preferred Stock (Note 14)                                177             175

Shareholders' Equity (Deficit)
  Common stock (Note 15)                                              1               1
  Capital in excess of par value                                     64              53
  Retained earnings (deficit)                                      (651)            509
  Unrealized gain on marketable equity securities                     9               9
  Less: Treasury stock, at cost                                    (139)           (139)
                                                                -------        --------
        Total Shareholders' Equity (Deficit)                       (716)            433
                                                                -------        --------
Total Liabilities and Shareholders' Equity                      $ 4,572        $  4,879
                                                                =======        ========

                See notes to consolidated financial statements.

                         MONTGOMERY WARD HOLDING CORP.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                (Dollars in millions, except per share amounts)


                     Class A     Class B
                     Common      Common               Capital
                      Stock       Stock                 in                                Treasury      Total
                      $.01        $.01                Excess                    Un-        Stock        Share-
                       Par         Par      Common    of Par     Retained     realized       at        Holders'
                      Value       Value     Stock      Value     Earnings      Gains        Cost        Equity
                     -------     -------    ------    ------     --------     --------    --------     --------
                       (In thousands)
Balance
  Jan. 1, 1995        19,280      25,000    $    -    $    23    $    771     $      2    $    (89)    $    707

Net loss                   -           -         -          -          (9)           -           -           (9)

Cash dividends
  paid                     -           -         -          -          (4)           -           -           (4)

Compensation
  expense on
  stock option
  grants/
  repurchases              -           -         -          5           -            -           -            5

Changes in un-
  realized gain
  on marketable
  securities               -           -         -          -           -            8           -            8

Shares repur-
  chased as
  Treasury stock      (1,052)          -         -          -           -            -         (25)         (25)

Shares issued
  upon exercise
  of options             980           -         1         17           -            -           -           18

Shares issued
  upon exercise
  of conversion
  rights                   2           -         -          -           -            -           -            -
                     -------     -------    ------    ------     --------     --------    --------     --------
Balance,
  Dec. 30, 1995       19,210      25,000    $    1    $    45    $    758     $     10    $   (114)    $    700
                     =======     =======    =======   =======    ========     ========    ========     ========

                See notes to consolidated financial statements.

                         MONTGOMERY WARD HOLDING CORP.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                (Dollars in millions, except per share amounts)


                     Class A    Class B              Capital
                     Common     Common                 in
                      Stock      Stock               Excess                               Treasury      Total
                      $.01       $.01                  of                      Un-          Stock      Share-
                       Par         Par      Common     Par      Retained     realized        at        Holders'
                      Value       Value     Stock     Value     Earnings       Gains        Cost        Equity
                     -------   --------     ------   -------    --------     --------     --------     --------
                        (In thousands)
Balance
  Dec. 31, 1995       19,210     25,000     $    1   $    45    $    758     $     10     $   (114)    $    700

Net loss                   -          -          -         -        (237)           -            -         (237)

Cash dividends
  declared and
  paid                     -          -          -         -          (9)           -            -           (9)

Cash dividends
  declared                 -          -          -         -          (3)           -            -           (3)

Compensation
  expense on
  stock option
  exercises and
  other share
  exchanges                -          -          -         5           -            -            -            5

Changes in un-
  realized gain
  on marketable
  securities               -          -          -         -           -           (1)           -           (1)

Shares repur-
  chased as
  Treasury stock      (1,242)         -          -         -           -            -          (25)         (25)

Shares issued
  upon exercise
  of options             352          -          -         3           -            -            -            3

Shares issued
  upon exercise
  of conversion
  rights                   2          -          -         -           -            -            -            -
                     -------   --------     ------   -------    --------     --------     --------     --------
Balance,
  Dec. 28, 1996       18,322     25,000     $    1   $    53    $    509     $      9     $   (139)    $    433
                     =======   ========     ======   =======    ========     ========     ========     ========

               See notes to consolidated financial statements.

                        MONTGOMERY WARD HOLDING CORP.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                (Dollars in millions, except per share amounts)


                      Class A      Class B             Capital
                      Common       Common                in
                       Stock        Stock              Excess                                    Treasury        Total
                       $.01         $.01                 of      Retained          Un-             Stock         Share-
                        Par          Par     Common      Par     Earnings       realized            at          Holders'
                       Value        Value     Stock     Value    (Deficit)        Gains            Cost         (Deficit)
                      -------      -------   ------    -------   ---------      --------         --------       ---------
                          (In thousands)
Balance
  Dec. 28, 1996        18,322      25,000    $    1    $    53   $     509      $      9         $  (139)       $   433

Net loss                    -           -         -          -      (1,152)            -               -         (1,152)

Cash dividends
  declared and
  paid                      -           -         -          -          (3)            -               -             (3)

Cash dividends
  declared                  -           -         -          -          (5)            -               -             (5)

Grants of
  restricted stock
  and stock
  options by
  majority share-
  holder
  (Note 20)                 -           -         -         11           -             -               -             11
                      -------      -------   ------    -------   ---------      --------         --------       ---------
Balance,
  Jan. 3, 1998         18,322       25,000   $    1    $    64   $    (651)     $      9         $  (139)       $  (716)
                      =======      =======   ======    =======   =========      ========         ========       =========

                See notes to consolidated financial statements.

                         MONTGOMERY WARD HOLDING CORP.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        53-Week
                                                        Period
                                                         Ended     52-Week Period Ended
                                                        ------     --------------------
                                                        Jan. 3,    Dec. 28,    Dec. 30,
(In millions)                                            1998        1996        1995
                                                        -------    --------    --------
Cash flows used for operating activities:
    Net loss                                            $(1,152)    $(237)      $  (9)
    Adjustments to reconcile net loss to net cash
      used for operating activities:
        Provision for disposition of assets of
          Lechmere, Inc.                                    280        --          --
        Provision for closing of Wards and
          Electric Avenue & More stores                     204        --          --
        Net receipts of cash relating to disposition
          of assets of Lechmere, Inc. and closing of
          Wards and Electric Avenue & More stores           155        --          --
        Depreciation and goodwill amortization              135       130         119
        Amortization of direct response and
          insurance acquisition costs                       250       209         148
        Deferred income taxes                              (375)     (110)        (20)
    Other                                                    40        --         (23)
Changes in operating assets and liabilities:
    Trade and other accounts receivable                     (28)      (32)        (54)
    Accounts and notes receivable from affiliates             7         9         (16)
    Merchandise inventories                                 191       225        (112)
    Prepaid pension cost                                    (19)      (13)        (11)
    Direct response and insurance acquisition costs        (206)     (291)       (220)
    Other assets                                             34        31          (5)
    Trade accounts payable                                  209      (222)         85
    Liabilities subject to compromise                       (12)       --          --
    Federal income taxes payable, net                        (4)       (2)         (9)
    Accrued liabilities and other obligations                85       (44)        (55)
    Insurance policy claim reserves                          14        (9)         --
                                                        -------     -----       -----
        Net cash used for operating activities          $  (192)    $(356)      $(182)
                                                        -------     -----       -----

                See notes to consolidated financial statements.

                         MONTGOMERY WARD HOLDING CORP.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             53-Week            52-Week
                                                             Period             Period
                                                              Ended              Ended
                                                             -------     ---------------------

                                                             Jan. 3,     Dec. 28,     Dec. 30,
(In millions)                                                 1998         1996         1995
                                                             -------     --------     --------

Cash flows used in investing activities:
  Purchase of short-term investments                         $   (85)    $     (2)    $    (60)
  Purchase of investments of insurance operations               (939)        (756)        (791)
  Sale of short-term investments                                  87            -           62
  Sale of investments of insurance operations                    898          778          775
  Capital expenditures                                           (66)         (75)        (122)
  Disposition of properties, plants and equipment, net            12           19           39
  Investments                                                      -          (12)         (12)
  Acquisition of Amoco Enterprises, net of cash and cash
    equivalents                                                    -         (100)           -
                                                             -------     --------     --------
      Net cash used in investing activities                      (93)        (148)        (109)
                                                             -------     --------     --------

Cash flows provided by financing activities:
  Proceeds from issuance of short-term debt, net                 409          588           16
  Borrowings under Post-Petition Loan and Guaranty
    Agreement                                                    321            -            -
  Proceeds from issuance of long-term debt                         -            -          205
  Payments under Post-Petition Loan and Guaranty
    Agreement                                                   (271)           -            -
  Payments of long-term debt                                      (5)         (56)         (10)
  Payments of obligations under capital leases                    (9)          (7)          (7)
  Cash dividends paid                                             (3)          (9)          (4)
  Proceeds from issuance of common stock                           -            3           18
  Proceeds from issuance of preferred stock                        -            -          175
  Payments to redeem preferred stock                               -            -          (75)
  Purchase of treasury stock, at cost                              -          (20)         (23)
                                                             -------     --------     --------
      Net cash provided by financing activities                  442          499          295
                                                             -------     --------     --------

Increase (decrease) in cash and cash equivalents                 157           (5)           4
Cash and cash equivalents at beginning of period                  32           37           33
                                                             -------     --------     --------
Cash and cash equivalents at end of period                   $   189     $     32     $     37
                                                             =======     ========     ========

                See notes to consolidated financial statements.

                         MONTGOMERY WARD HOLDING CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Major Accounting Policies

Business Segments

     Montgomery Ward Holding Corp. ("the Company" or "MW Holding") and its wholly owned subsidiary, Montgomery Ward & Co., Incorporated ("Wards"), are engaged in retail merchandising and direct response marketing (including insurance) in the United States. As of January 3, 1998, retail merchandising operations are conducted through Wards. The assets of Wards' wholly-owned subsidiary, Lechmere, Inc. ("Lechmere") were disposed of in fiscal 1997 (see Note 4) and Lechmere's retail merchandising operations closed. Direct response marketing operations are conducted primarily through Signature Financial/Marketing, Inc. ("Signature"), a wholly-owned subsidiary of Wards. Signature markets consumer club products and insurance products through its subsidiaries. See Note 21 for information regarding these segments.

Principles of Consolidation; Use of Estimates

     The consolidated financial statements include the Company and all subsidiaries. Investments in 20 percent to 50 percent owned affiliates, where significant influence exists, are accounted for using the equity method. All significant intercompany accounts and transactions are eliminated in consolidation. Certain prior period amounts have been reclassified to be comparable with the current period presentation.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fiscal Year

     The Company operates on a 52- or 53- week fiscal year basis. The Company's fiscal year ends on the Saturday closest to December 31. The fiscal year ended January 3, 1998 included 53 weeks. The fiscal years ended December 28, 1996 and December 30, 1995 included 52 weeks.

Cash and Cash Equivalents

     Cash and cash equivalents include cash on hand, time deposits and highly liquid debt instruments with an original maturity of three months or less. The carrying amount reported in the financial statements for cash and cash equivalents approximates the fair value of these assets.

     Cash and cash equivalents includes $110 million of restricted cash generated from the disposition of the assets of Lechmere. The proceeds may be used to pay Lechmere's post-petition obligations, or may be used for other purposes only pursuant to order of the Bankruptcy Court. In addition, the Company has approximately $32 million of cash held in segregated accounts by various banks who were lenders to the Company under the Long-term and Short-term Credit Agreements. This cash is being held subject to potential offset, pursuant to the order of the Bankruptcy Court.

                         MONTGOMERY WARD HOLDING CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.  Major Accounting Policies (continued)

Cash and Cash Equivalents (continued)

    Following is a summary of cash payments for interest and income taxes and non-cash financing and investing activities:


                                                                  53-Week                 52-Week
                                                                   Period                  Period
                                                                   Ended                   Ended
                                                             -----------------   --------------------------
                                                                  Jan. 3,         Dec. 28,        Dec. 30,
(In millions)                                                       1998            1996            1995
                                                             -----------------   ------------   ------------
Cash paid (refunded) for:
  Income taxes                                                     $   2             $ (22)          $  24
  Interest                                                            83               119              82

Non-cash financing activities:
  Notes issued for purchase of treasury stock                          -                 5               2

Non-cash investing activities:
  Grants of restricted stock and stock options
    by majority shareholder                                           11                 -               -
  Increase in liquidation value of preferred
    stock                                                              2                 -               -
  Changes in unrealized gain on marketable
    securities                                                         -                (1)              8
  Gain on stock distribution                                           -                 -              16


Investments of Insurance Operations

     The Company accounts for investments under Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments In Debt and Equity Securities". Under SFAS No. 115, all debt and equity securities are classified by management as "available-for-sale" and are stated at fair market value with all changes in unrealized gains or losses, net of applicable income taxes, included in Shareholders' Equity.


Merchandise Inventories

     Merchandise inventories consist primarily of products held for resale and are valued at the lower of the cost or market using the retail, first-in, first-out ("FIFO") method.


Properties, Plants and Equipment

     Depreciation is computed on a straight-line basis over the estimated useful life of the asset, with annual rates ranging between 2% and 3% for buildings and between 12% and 25% for fixtures and equipment. Leasehold improvements and assets under capital leases are amortized on a straight-line basis over no longer than the primary term of the lease. Depreciation expense includes amortization of assets under capital leases.

                         MONTGOMERY WARD HOLDING CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Major Accounting Policies (continued)

Properties, Plants and Equipment (continued)

     Interest relating to construction in progress is capitalized and amortized over the useful life of the property. Pre-operating expenditures which are not capital in nature are charged against income in the year the store is opened. Normal maintenance and repairs are expensed as incurred. Major repairs that materially extend the lives of properties are capitalized.

     Unamortized software costs included in Other assets were $21 million and $30 million at January 3, 1998 and December 28, 1996 and the amortization of these costs were $9 million, $7 million and $5 million for the periods ended January 3, 1998, December 28, 1996 and December 30, 1995, respectively.

Intangible Assets

     Excess of cost over fair market value of net identifiable assets of acquired companies (goodwill) and other intangible assets are amortized on a straight-line basis over the estimated life. Intangible assets of $90 million and $225 million at January 3, 1998 and December 28, 1996, respectively, are included in Other assets. The decrease in intangible assets from December 28, 1996 to January 3, 1998, relates primarily to the write-off of the Lechmere goodwill in connection with the disposition of the assets of Lechmere in 1997. Amortization of intangible assets was $11 million, $8 million and $6 million for the periods ended January 3, 1998, December 28, 1996 and December 30, 1995, respectively.

Impairment of Long-lived Assets

     In the event facts and circumstances indicate the cost of any long-lived assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the assets would be compared to the carrying amount of the assets to determine if a write-down to market value or discounted cash flow value is required.

Direct Response Marketing Revenues

     Life and accident and health insurance premiums, which are recognized as revenue when due from policyholders, are associated with related benefits and expenses to result in the recognition of profit over the terms of the policies. Property-liability insurance premiums and club membership dues are deferred and earned on a pro-rata basis over the terms of the policies and memberships. Unearned premiums and club memberships of $108 million and $119 million at January 3, 1998 and December 28, 1996, respectively, are included in Accrued liabilities and other obligations.

Interest Rate Exchange and Cap Agreements

     Amounts paid or received pursuant to interest rate exchange and cap agreements are deferred and amortized as interest expense or income over the remaining life of the applicable agreement.

                         MONTGOMERY WARD HOLDING CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  Major Accounting Policies (continued)


Direct Response and Insurance Acquisition Costs

     Costs of acquiring new club memberships and insurance business (primarily marketing expenditures) are deferred when considered recoverable. Such costs are amortized in proportion to the anticipated revenue to be recognized from club memberships (over a period not to exceed 10 years) and from insurance policies (over the life of the policy, which is generally 10 years). The time period over which deferred policy and membership acquisition costs are being amortized and the recoverability of such costs could differ from estimates due to changing market conditions. Amortization periods and related amounts of deferred policy and membership acquisition costs are continually reviewed for potential impairment and as adjustments become necessary they are reflected in current operations.

     Present value of future profits represents costs allocated to the insurance and club memberships acquired and is being amortized in proportion to the anticipated revenue to be recognized from club memberships and from insurance policies. The initial amortization periods range from 5 to 20 years.

     Amortization expense is categorized as follows:

                                                              53-Week             52-Week
                                                              Period               Period
                                                               Ended                Ended
                                                            -----------           -----------
                                                              Jan. 3,              Dec. 28,
     (In millions)                                             1998                  1996
                                                            -----------           -----------
     Deferred acquisition costs                              $      226            $      180
     Present value of future profits                                 24                    29
                                                             ----------            ----------
           Total                                             $      250            $      209
                                                             ==========            ==========

Insurance Policy Claim Reserves

     Liabilities for future policy benefits have been determined principally by the net level premium method. These amounts have been computed using assumptions that include provisions for risk of adverse deviation. The assumptions developed for interest rates (average 6%-8%) and withdrawal rates are based on the experience of Montgomery Ward Life Insurance Company, a wholly-owned subsidiary of Signature. The principal mortality tables used to develop the assumed mortality rates are the 1960 Commissioners' Standard Group Table, the 1955-1960, 1965-1970, and 1975-1980 Basic Mortality Tables and the 1969-1971 and 1979-1981 U.S. Life Tables. The reserve for claims and related adjustment expenses is based on estimates of the costs of individual claims reported and incurred, but not reported prior to year-end. While management believes the reserve for claims and related adjustment expenses is adequate, the reserve is continually reviewed and as adjustments become necessary, they are reflected in current operations.

                         MONTGOMERY WARD HOLDING CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Major Accounting Policies (continued)

Income Taxes

      The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences by applying enacted statutory tax rates to differences between the financial statement carrying amounts and tax bases of existing assets and liabilities. In addition, the amount of any future tax benefits is reduced by a valuation allowance to the extent such benefits are not expected to be realized on a more likely than not basis.

2.   Reorganization

     At the close of business on July 7, 1997 (the "Petition Date"), MW Holding and certain of its U.S. subsidiaries filed petitions for reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. These related proceedings are being jointly administered under the caption "In re Montgomery Ward Holding Corp., a Delaware corporation, et. al.", Case No. 97-1409 (PJW). The following U.S. subsidiaries were not included in the bankruptcy filings:
     Signature and its direct and indirect subsidiaries; Marinco Insurance U.S.A., Inc. ("Marinco"); and Montgomery Ward Foundation.

     After a long period of negotiation, Wards was unable to reach an out-of-court settlement with its lenders. Accordingly, bankruptcy petitions were filed in order to obtain an opportunity to reorganize and begin implementing the Company's strategies while working to restructure its indebtedness. Pursuant to the Post-Petition Loan and Guaranty Agreement dated July 8, 1997, among Wards and Lechmere, as borrowers; MW Holding and other debtor subsidiaries of MW Holding, as guarantors; General Electric Capital Corporation ("GE Capital"), as agent and lender; and various lenders, as amended (the "DIP Facility"), the lenders have agreed to provide up to $1 billion in post-petition financing to Wards.

     The Company expects to reorganize its affairs under the protection of Chapter 11 and to propose a Chapter 11 plan of reorganization for itself and the other filing subsidiaries, including Wards. The Bankruptcy Court has granted the Company's request to extend its exclusive right to file a plan of reorganization through May 1, 1998. Although management expects to file a plan of reorganization in 1998, which would contemplate emergence in 1999, there can be no assurance at this time that a plan of reorganization will be proposed by the Company or approved or confirmed by the Bankruptcy Court, or that such plan will be consummated. After the expiration of the exclusivity period, creditors of the Company have the right to propose alternative plans of reorganization. Any plan of reorganization, among other things, is likely to result in material dilution or elimination of the equity of existing shareholders, as a result of the issuance of equity to creditors or new investors.

     As a result of the Chapter 11 filings, absent approval of the Bankruptcy Court, the Company is prohibited from paying, and creditors are prohibited from attempting to collect, claims or debts arising pre-petition. The consummation of a plan of reorganization is the principal objective of the Company's Chapter 11 case. A plan of reorganization sets forth the means for satisfying claims and interests in the Company and its debtor subsidiaries, including the Liabilities subject to compromise. The consummation of a plan of reorganization for the Company and its debtor subsidiaries will require the requisite vote of impaired creditors and stockholders under the Bankruptcy Code and confirmation of the plan by the Bankruptcy Court.

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

                                                            January 3,
     (In millions)                                             1998
                                                          ----------------
     Accounts payable                                         $     1,340
     Long-term Credit Agreement                                       603
     Short-term Credit Agreement                                      456
     Note Purchase Agreements                                         276
     Other long-term debt                                               9
     Obligations under capital leases                                  51
     Lease and other contract rejection claims                        104
     Other liabilities                                                629
                                                              -----------
                                                              $     3,468
                                                              ===========


     The Company has $83 million of liabilities due Signature and Marinco which have been eliminated in consolidation but are subject to compromise (see
     Note 22).

     As a result of the bankruptcy filing, no principal or interest payments will be made on any pre-petition debt without Bankruptcy Court approval or until a reorganization plan defining the repayment terms has been approved. Contractual interest expense not recorded on certain pre-petition debt totaled $61 million for the period from July 8, 1997 through January 3, 1998.

                         MONTGOMERY WARD HOLDING CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.   Liabilities Subject to Compromise (continued)

     Prior to the bankruptcy filing, the Company's debt consisted primarily of borrowings under the Long-term Credit Agreement, the Short-term Credit Agreement and Note Purchase Agreements. The Company was in default of the terms of each applicable loan agreement. Each of these agreements had a maturity date of August 29, 1997 and were to bear interest at varying rates. The Company was also in default of the terms of the Seasonal Credit Agreement, which was terminated as a result of the Chapter 11 filing. There were no borrowings outstanding under this agreement. The caption "Accounts payable," included in Liabilities subject to compromise, includes facilities Wards had available under vendor financing programs which totaled $725 million. At June 28, 1997, these facilities were principally drawn. These facilities are no longer available due to the Chapter 11 filing.

     The Company had entered into interest rate exchange and cap agreements with various banks to offset the market risk associated with an increase in interest rates under both the Long-term and Short-term Credit Agreements. The aggregate notional principal amounts under the interest rate exchange agreements was $175 million. The interest rate exchange agreements were terminated upon the Company's bankruptcy filing. Pursuant to the early termination, the Company incurred a pre-petition liability of $3 million which has been included in Liabilities subject to compromise. The cap agreements, which all expired during fiscal 1997, were not terminated early.

     As part of the Chapter 11 reorganization process, the Company has attempted to notify all known or potential creditors of the Chapter 11 filing for the purpose of identifying all pre-petition claims against the Company. Generally, creditors whose claims arose prior to the Petition Date had until March 2, 1998 ("Bar Date") to file claims or be barred from asserting claims in the future. Claims arising from rejection of executory contracts by the Company, and claims related to certain other items were permitted to be filed by other dates set by the Bankruptcy Court. Differences between amounts shown by the debtors and claims filed by creditors are being investigated and will either be amicably resolved or adjudicated. The ultimate amount of and settlement terms for such liabilities are subject to the plan of the reorganization when confirmed, and accordingly are not presently determinable.


4.   Reorganization Costs

     Reorganization costs recorded in fiscal 1997 consisted of the following (in millions):


     Loss on disposition of assets of Lechmere                  $     280
     Wards and Electric Avenue & More store closings                  204
     Other                                                             61
     Professional fees                                                 10
     Interest income                                                   (2)
                                                                ---------
                                                                $     553
                                                                =========

     In August 1997, the Bankruptcy Court approved a motion filed by Wards to exit its non-core specialty retail store businesses - Lechmere, Home Image by Lechmere and Electric Avenue & More. The exit involved the closing of 44 stores. The closings are expected to generate positive cash flows and reduce future operating losses. The Company recorded a pre-tax charge of $280 million associated with the closing of Lechmere and $50 million associated with the exit of Electric Avenue & More, which included losses and costs associated with liquidation of assets, rejection of leases, severance payments and other related costs.

                         MONTGOMERY WARD HOLDING CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Reorganization Costs (continued)

   In November 1997, Bankruptcy Court approved a motion to close 45 underperforming retail stores and two outlet and liquidation centers. The closings are expected to generate positive cash flows and reduce future operating losses. The Company recorded a pre-tax charge of $154 million associated with the closing of these stores, which includes losses and costs associated with the liquidation of assets, lease rejection claims, severance payments and other related costs.

   The net receipts of cash relating to the disposition of the assets of Lechmere and closing of Wards and Electric Avenue and More stores consist of proceeds from the liquidation of inventory of $175 million and proceeds from the sale of properties, plants and equipment of $36 million, net of other related costs and expenses of $56 million.

   Other reorganization costs represent expenses and losses associated with the restructuring of the Company's agreement with ValueVision International, Inc. (see Note 20), the exit of certain product lines, rejection of certain contracts, retention bonuses, and other expenses incurred as a result of the Chapter 11 filing.

   Professional fees incurred consisted of consulting and legal fees for bankruptcy activity and restructuring efforts on behalf of the Company and Creditors' Committee.

5. Acquisition of Amoco Enterprises, Inc.

   On December 31, 1995, Wards acquired all of the outstanding capital stock of Amoco Enterprises, Inc. (Enterprises), operator of the Amoco Motor Club and a wholly-owned subsidiary of Amoco Oil Holding Company. The purchase price was $100 million. The acquisition was financed through the use of the majority of the proceeds generated from the issuance of the Montgomery Ward Holding Corp. Senior Preferred Stock. On January 2, 1996, Wards' wholly-owned subsidiary, Signature, purchased Enterprises from Wards for $100 million, net of cash and cash equivalents.

   The allocation of the purchase price is summarized as follows (in millions):

   Cash and cash equivalents                     $  63
   Present value of future profits                 126
   Goodwill                                         67
   Other assets                                     22
   Trade accounts payable                           (3)
   Accrued liabilities and other obligations       (67)
   Deferred income taxes                           (45)
                                                 -----
                                                 $ 163
                                                 =====

                         MONTGOMERY WARD HOLDING CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Investments of Insurance Operations

Following is a summary of investments of insurance operations other than related party investments. The market values for marketable debt and equity securities are based on quoted market prices.

(In millions)                                       January 3, 1998
                                    -----------------------------------------------
                                                   Gross         Gross
                                    Amortized    Unrealized    Unrealized    Market
       Type of Investment             Cost         Gains         Losses       Value
-------------------------------    ----------    ----------    ----------    ------
Fixed maturities:
 Bonds:
  United States Government
   and government agencies
   and authorities                 $       57    $        1    $        -    $   58
  Public utilities                         48             3             -        51
  All other corporate bonds                47             2             -        49
 Mortgage-backed securities                91             2             -        93
                                   ----------    ----------    ----------    ------
    Total fixed maturities                243             8             -       251
                                   ----------    ----------    ----------    ------
Equity securities:
 Common stock                              19             7             -        26
                                   ----------    ----------    ----------    ------
Policy loans                                7             -             -         7
Limited partnership                         5             -             -         5
Short-term investments                     69             -             -        69
                                   ----------    ----------    ----------    ------
    Total investments              $      343    $       15    $        -    $  358
                                   ==========    ==========    ==========    ======

                         MONTGOMERY WARD HOLDING CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6. Investments of Insurance Operations (continued)

(In millions)                                                  December 28, 1996
                                                 ---------------------------------------------
                                                                Gross        Gross
                                                 Amortized    Unrealized   Unrealized   Market
          Type of Investment                       Cost         Gains        Losses     Value
----------------------------------------         ---------    ----------   ----------   ------
Fixed maturities:
  Bonds
    United States Government and
     government agencies and authorities         $      52    $        -   $        -   $   52
    Public utilities                                    60             5            -       65
    All other corporate bonds                            9             1            -       10
  Mortgage-backed securities                           108             2           (1)     109
                                                 ---------    ----------   ----------   ------
      Total fixed maturities                           229             8           (1)     236
                                                 ---------    ----------   ----------   ------

Equity securities:
  Common stock                                          17             4            -       21
                                                 ---------    ----------   ----------   ------

Policy loans                                             7             -            -        7
Limited partnership                                      2             -            -        2
Short-term investments                                  51             -            -       51
                                                 ---------    ----------   ----------   ------
      Total investments                          $     306    $       12   $       (1)  $  317
                                                 =========    ==========   ==========   ======

Proceeds from sales of investments in debt securities were $30 million, $26 million and $13 million for the periods ended January 3, 1998, December 28, 1996 and December 30, 1995, respectively. Proceeds from sales of equity securities were $41 million, $9 million and $9 million for the periods ended January 3, 1998, December 28, 1996 and December 30, 1995, respectively.

The fixed investment maturities as of January 3, 1998 are as follows:

                                  Amortized     Market
(In millions)                       Cost         Value
                                  ---------     ------
Due in 1997                       $      29     $   30
Due in 1998 through 2002                 71         75
Due in 2003 through 2007                 33         34
Due in 2008 and beyond                   19         19
Mortgage-backed securities               91         93
                                  ---------     ------
                                  $     243     $  251
                                  =========     ======

                         MONTGOMERY WARD HOLDING CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6. Investments of Insurance Operations (continued)

   Consolidated realized gains on sales of investments before income taxes and changes in unrealized gains (losses) after income taxes on fixed maturities, mortgage loans and equity securities, including those investments held by non-insurance related subsidiaries, are as follows:

                                                    Fixed
                                                  Maturities
                                                 and Mortgage      Equity
(In millions)                                       Loans        Securities
                                                 ------------    ----------
53-week period ended January 3, 1998
    Realized                                     $          1    $        2
    Unrealized                                              -             -

52-week period ended December 28, 1996
    Realized                                     $          -    $        4
    Unrealized                                             (4)            3

52-week period ended December 30, 1995
    Realized                                     $          1    $        5
    Unrealized                                             10            (2)

7. Accounts and Notes Receivable from Affiliates

   Wards entered into a Bank Credit Card Program Agreement ("Card Agreement") effective April 1, 1996 with Monogram Credit Card Bank of Georgia ("Monogram"), and an Account-Related Agreement ("Account Related Agreement") effective April 1, 1996 with Montgomery Ward Credit Corporation ("Montgomery Ward Credit") (collectively referred to as the "Agreements") pursuant to which Monogram and Montgomery Ward Credit (collectively referred to as the "Montgomery Ward Credit Companies" or "MWCC"), both of which are affiliates of General Electric Capital Corporation provide services to Wards, and MWCC makes payments to Wards as to their receivables generated by sales to customers of Wards, its affiliates and licensees who utilize the Wards private label credit card.

   Under the Agreements, Monogram has the exclusive right to operate the Wards' private label credit card system and the obligation to pay to Wards the face amount of Monogram's receivables generated by the Wards private label credit card system, up to $7 billion outstanding at any time. Sales of receivables to Montgomery Ward Credit under the prior arrangements, and payments in respect of receivables under the current Agreements, were $2.6 billion, $3.6 billion and $3.9 billion for the periods ended January 3, 1998, December 28, 1996 and December 30, 1995, respectively. At January 3, 1998 and December 28, 1996, there were $4.2 billion and $5.2 billion, respectively, of Wards credit card receivables owned by Montgomery Ward Credit Companies. Amounts receivable from Monogram in connection with such receivables are included in Accounts and notes receivable from affiliates.

   Wards is exposed to both market risk and credit risk under the Agreements. Under the Agreements, Wards is required to pay Monogram the excess interest costs on a monthly basis if a blended interest rate applicable to funding costs with respect to the receivables exceeds 10% per annum. Since 1988, the blended interest rate has been less than 10%.

                         MONTGOMERY WARD HOLDING CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.   Accounts and Notes Receivable from Affiliates (continued)

     Should Montgomery Ward Credit Companies, or their guarantor General Electric Capital Corporation, fail to perform their obligations under the Agreements, Wards would suffer an accounting loss up to the amount of Wards' share of finance charges and late fees (as described below), net of applicable reserves carried by Montgomery Ward Credit. Wards estimates that any accounting loss would be immaterial at January 3, 1998. Montgomery Ward Credit Companies' obligations under the Agreements are not collateralized.

     Wards generally bears a portion of the risk of credit losses due to non-payment by cardholders up to a maximum of 2.6% of average outstanding receivables, subject to offsets relating to Wards' share of certain incremental increases in finance charges and late fees payable by cardholders. Wards is also responsible for losses on certain higher risk starter card accounts to the extent the loss percentage as to those accounts exceeds the loss percentage experience of the rest of the portfolio.

     Wards' net unpaid liability for credit losses for 1991 through 1997 are to be payable to Montgomery Ward Credit pursuant to a note ("Continuation Note") due in early 2003, provided that the outstanding balance of such note cannot exceed $300 million. A remaining note in the amount of $15 million, consisting of losses incurred after July 7, 1997, is to be executed which provides for monthly principal payments in the amount of 5% of the scheduled monthly principal payments for the Continuation Note. Starter card losses are payable currently. Interest on Wards' unpaid liability for credit losses is to be payable at a rate equal to rates on comparable borrowings of Wards. Interest on notes outstanding as of July 7, 1997, has been stayed by the Chapter 11 proceeding.

     In exchange for Wards' agreement to allow MWCC to increase finance charge rates and late fees in selected states, Wards receives a share of incremental finance charges and late fees resulting from such increases. Such amount is available for offset against Wards' unpaid liability for its share of credit losses, and to the extent not currently paid or offset earns interest at the same rate as amounts owned by Wards to Montgomery Ward Credit. In the event that, due to the increase in finance charge rates and late fees, refunds are required to be made, Wards and MWCC have agreed in certain cases to share the financial risk.

     Wards has executed notes for its unpaid share of credit losses which totaled $412 million with respect to credit losses through 1997. The incremental finance charges and late fee assessments earned by Wards at the end of 1997 were $112 million for a net obligation of $300 million. As Wards' net unpaid liability for credit losses for 1991 through 1997 exceeded the $300 million threshold, a payment of $28 million with respect to the excess was made in early 1998. At January 3, 1998, $288 million of the net obligation is included in Liabilities subject to compromise, and $40 million of the obligation is included in Accrued liabilities and other obligations. As the $300 million threshold has been reached, it is expected that future payments may be required depending upon the level of credit card losses.

                         MONTGOMERY WARD HOLDING CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7. Accounts and Notes Receivable from Affiliates (continued)

   The Agreements are scheduled to expire on December 31, 2011, provided the terms shall continue thereafter from year to year unless either party gives ten years prior notice of its election to terminate. Except upon the occurrence of certain events of default, the Agreements may generally not be terminated by either party prior to December 31, 2011. Wards has not yet assumed these agreements and the Montgomery Ward Credit Companies have not exercised the provision in the Agreements allowing the Montgomery Ward Credit Companies to terminate the Agreements in the event of Wards' bankruptcy. Wards has agreed to pay Montgomery Ward Credit $2.5 million per month for the months of January 1998 through June 1998. Wards expects to execute an interim amendment to the Account Purchase Agreement ("Interim Agreement") which will provide the Company with the ability to utilize the private label credit card during the pendancy of the Bankruptcy case. It is likely that the Interim Agreement will require monthly payments similar to those required for the first six months of 1998. GE Capital has guaranteed Montgomery Ward Credit Companies' obligations under the Agreements.

8. Retirement Plans

   Retirement plans cover a majority of full-time associates of Wards and its subsidiaries. Retirement benefits are provided through a defined benefit pension plan as well as through a savings and profit sharing plan.

   The components of the net pension credit were as follows:

                                                      53-Week            52-Week
                                                      Period             Period
                                                       Ended              Ended
                                                      -------     ---------------------
                                                      Jan. 3,     Dec. 28,     Dec. 30,
(In millions)                                          1998         1996         1995
                                                      -------     --------     --------
Service cost-benefits earned during the period        $   (11)    $    (12)       $ (10)
Interest cost on projected benefit obligation             (48)         (48)         (51)
Actual return on assets                                   190          112          185
Deferral of unanticipated investment performance         (110)         (34)        (110)
Amortization of unrecognized prior service cost             1            1            -
Amortization of unrecognized net loss                      (3)          (6)          (3)
                                                      -------     --------     --------
Net pension credit                                    $    19     $     13     $     11
                                                      =======     ========     ========

Assumptions:
  Discount rate                                           7.7%         7.5%         8.5%
  Increase in future compensation                         3.0%         6.0%         6.0%
  Rate of return on plan assets                           9.5%         9.5%         9.5%

                         MONTGOMERY WARD HOLDING CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.   Retirement Plans (continued)

     The funded status of the defined benefit pension plan was as follows:

                                                          Jan. 3,    Dec. 28,
      (In millions)                                        1998        1996
                                                         --------    --------
      Acturial present value of accumulated benefit
       obligation:

       Vested                                            $   (683)   $   (655)
       Nonvested                                               (1)         (2)
                                                         --------    --------
      Accumulated benefit obligation                         (684)       (657)

      Additional amounts related to projected increases
       in compensation levels                                  (7)        (20)
                                                         --------    --------
      Projected benefit obligation                       $   (691)       (677)
      Plan assets at fair value, primarily in equity
       and fixed income securities                          1,071         946
                                                         --------    --------
      Plan assets in excess of projected
       benefit obligation                                $    380    $    269
                                                         --------    --------


      Unrecognized net loss since initial
       application of FAS 87                                   (1)         71
      Unrecognized prior service cost since
       initial application of FAS 87                          (13)          7
                                                         --------    --------

                                                         $    366    $    347
                                                         ========    ========

     The projected benefit obligation was determined using an assumed discount rate of 7.0% at January 3, 1998 and 7.7% at December 28, 1996 and an assumed rate of increase in future compensation levels of 3% for 1997 and 6% for 1996. Excess unrecognized net gains and losses and prior service costs are amortized over the average future service period.

     The Company provides a 401(K) defined contribution plan to eligible employees. Company matching contributions for employees under the plan amounted to $4 million for the period ended January 3, 1998 and $6 million for the periods ended December 28, 1996 and December 30, 1995.

     Substantially all associates who retire after participation in the retirement plan for ten years and who were members of the health care plan for the year prior to retirement are eligible for certain post-retirement health care benefits, the cost of which is shared with the retirees. Certain associates who retired before January 1, 1996 are eligible for postretirement life insurance benefits. The postretirement healthcare benefits cease at age 65 for associates who retire on or after January 1, 1996 and who do not meet certain age and service requirements. In 1992, the Company established a limit on its future annual contributions on behalf of retirees at a maximum of 125% of the projected 1992 company contributions. The Company continues to evaluate ways in which it can better manage retiree benefits and control costs. Any changes in the plan or revisions to assumptions that affect the amount of expected future benefits may have a significant effect on the amount of the reported obligation and annual expense.

                         MONTGOMERY WARD HOLDING CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.  Retirement Plans (continued)

    The Company accounts for postretirement benefits under the provisions of SFAS No. 106, "Employers Accounting for Postretirement Benefits other than Pensions."

    The components of the net periodic postretirement benefit cost were as follows:

                                                           53-Week         52-Week
                                                           Period          Period
                                                            Ended           Ended
                                                           -------     ---------------
(In millions)                                               1997       1996      1995
                                                           -------     ----      -----
Service cost                                               $   1       $   1     $   2
Interest cost on accumulated post-retirement
  benefit obligation                                           8           9        10
Curtailment gain on life insurance benefit termination         -           -        (3)
Amortization of prior service cost                            (2)         (1)        -
                                                           -------     -----     -----
Net periodic post-retirement benefit cost                  $   7       $   9     $   9
                                                           =======     =====     =====

    The status of the Company's liability for postretirement benefits at January 3, 1998, which is included in Liabilities subject to compromise, and December 28, 1996, which are included in Accrued liabilities and other obligations, is as follows:

(In millions)                                                  1997       1996
                                                               -----      ----
Accumulated post-retirement obligation:
    Retirees                                                   $  72         82
    Fully eligible active associates                              16         16
    Other active associates                                       21         22
                                                               -----      -----

      Total accumulated post-retirement benefit obligation       109        120

    Unrecognized prior service cost                               15         15
    Unrecognized net gain                                         14          5
                                                               -----      -----
    Accumulated post-retirement benefit obligation             $ 138      $ 140
                                                               =====      =====

    The weighted average discount rate used in measuring the accumulated postretirement benefit obligation was 7% at January 3, 1998 and 7.7% at December 28, 1996. The assumed health care cost trend rate and the impact of a 1% increase in the medical trend rate on the accumulated postretirement benefit obligation, service cost and interest cost are not applicable due to caps established on current cost levels.

                         MONTGOMERY WARD HOLDING CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.   Properties, Plants and Equipment

     The details of the properties, plants and equipment accounts are shown below at cost:

                                                                Jan. 3,          Dec. 28,
     (In millions)                                               1998              1996
                                                            --------------     --------------

     Land                                                   $          164     $          193
     Buildings                                                         795                886
     Leasehold improvements                                            290                353
     Fixtures and equipment                                            522                585
     Assets under capital leases                                        92                 96
     Less accumulated depreciation and amortization                   (796)              (805)
                                                            --------------     --------------
     Properties, plants and equipment, net                  $        1,067     $        1,308
                                                            ==============     ==============

     Depreciation expense for properties, plants and equipment was $117 million, $122 million and $115 million for 1997, 1996 and 1995, respectively. Assets held for disposition, representing primarily closed retail and warehouse facilities, of $76 million and $17 million at January 3, 1998 and December 28, 1996, respectively, are included in Other assets. Losses of $16 million, which are included in Reorganization Costs, were recognized in 1997 in connection with the write-down of these properties to their net realizable values.

10.  Income Taxes

     As of January 3, 1998, the Company has a tax benefit of $733 million attributable to net operating loss ("NOL") carryforwards available, which expire beginning in 2010, targeted jobs tax credit ("TJTC") carryforwards of $8 million, which begin expire beginning in 2009 and alternative minimum tax ("AMT") credits of $3 million available to offset future federal income tax liabilities.

     The Company increased the valuation reserve relating to the realizeability of the NOL carryforwards in 1997. Management believes that the NOL carryforwards, net of the applicable valuation reserve, could be realized by selling appreciated non-operating assets, if necessary, to avoid allowing the carryforwards to expire without being used. Management has obtained third party valuations to establish the probable proceeds from such sales.

                         MONTGOMERY WARD HOLDING CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.  Income Taxes (continued)

     The approximate tax effects of temporary differences and carryforwards that give rise to the net deferred tax asset (liability) are as follows:

                                                                      Jan. 3,              Dec. 28,
(In millions)                                                          1998                  1996
                                                                  ---------------       ---------------
     Accrued liabilities                                          $           133       $           112
     Post-retirement benefits                                                  48                    55
     Insurance reserves                                                        66                    71
     Other deferred tax assets                                                 15                     4
                                                                  ---------------       ---------------
          Total deferred tax assets                                           262                   242

     Prepaid pension contribution                                            (131)                 (141)
     Direct response and insurance acquisition costs                         (199)                 (238)
     Properties, plants and equipment                                        (121)                 (159)
     Other deferred tax liabilities                                           (51)                  (51)
                                                                  ---------------       ---------------
          Total deferred tax liabilities                                     (502)                 (589)

     NOL, TJTC and AMT credit carryforwards                                   744                   327
     Valuation allowance                                                     (205)                  (32)
                                                                  ---------------       ---------------
       Net deferred tax asset (liability)                         $           299       $           (52)
                                                                  ===============       ================

     Income tax expense (benefit) consists of:

                                               53-Week                        52-Week
                                                Period                        Period
                                                Ended                          Ended
                                            --------------       ---------------------------------
                                               Jan. 3,              Dec. 28,           Dec. 30,
     (In millions)                               1998                 1996               1995
                                            --------------       ---------------    --------------
     Federal
        Current                             $            2       $             2    $            7
        Deferred                                      (361)                 (134)              (20)
     State, local and foreign                          (16)                   (6)               (1)
                                            --------------       ---------------    --------------
        Total income tax benefit            $         (375)      $          (138)   $          (14)
                                            ==============       ===============    ==============

                         MONTGOMERY WARD HOLDING CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




10.  Income Taxes (continued)

     A reconciliation of the statutory to effective federal income tax rate is as follows:

                                                                   53-Week                         52-Week
                                                                    Period                         Period
                                                                    Ended                           Ended
                                                              ---------------     --------------------------------------
                                                                   Jan. 3,             Dec. 28,              Dec. 30,
                                                                     1998                1996                  1995
                                                              ---------------     ----------------     -----------------
     Federal income tax rate                                             (35)%                (35)%                 (35)%
     State taxes, net of reduction of federal tax
        and NOL benefit                                                   (1)                  (1)                   (7)
     Tax credits                                                           -                   (2)                  (31)
     Deferred rate differential, net of adjustments                        -                    -                    (2)
     Permanent differences                                                 -                    1                    14
     Valuation allowance                                                  11                    -                     -
                                                              ---------------     ----------------     -----------------
     Effective income tax rate                                           (25)%                (37)%                 (61)%
                                                              ===============     ================     =================

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

                         MONTGOMERY WARD HOLDING CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11. Reinsurance (continued)

    Premium revenues, which are included in Direct response marketing revenues, are as follows:

                                                                       Assumed                Percentage
                                                          Ceded         From                  of Amount
                                              Gross     to Other        Other        Net       Assumed
(In millions)                                 Amount    Companies     Companies     Amount      To Net
                                              ------    ---------     ---------     ------    ----------
53-Week Period ended January 3, 1998:
Life Insurance in force                       $4,693    $    (256)    $     923     $5,360          17.2%
                                              ======    =========     =========     ======    ==========
Premiums
  Life Insurance                                  49           (1)           11         59          18.6%
  Accident and health insurance                   75           (3)           59        131          45.0%
  Property and liability insurance                30           (9)           30         51          58.8%
  Other                                            -            -             6          6         100.0%
                                              ------    ---------     ---------     ------    ----------
      Total                                   $  154    $     (13)    $     106     $  247          42.9%
                                              ======    =========     =========     ======    ==========

52-Week Period ended December 28, 1996:
Life Insurance in force                       $5,764    $    (104)    $     176     $5,836           3.0%
                                              ======    =========     =========     ======    ==========
Premiums
  Life Insurance                                  59           (1)            7         65          10.8%
  Accident and health insurance                   94           (5)           11        100          11.0
  Property and liability insurance                76          (15)            -         61           0.0
                                              ------    ---------     ---------     ------    ----------
      Total                                   $  229    $     (21)    $      18     $  226           8.0%
                                              ======    =========     =========     ======    ==========

52-Week Period ended December 30, 1995:
Life Insurance in force                       $5,730    $     (84)    $     156     $5,802           2.7%
                                              ======    =========     =========     ======    ==========
Premiums
  Life Insurance                                  53           (1)            2         54           3.7%
  Accident and health insurance                   91           (5)           15        101          14.9%
  Property and liability insurance                73          (12)            -         61           0.0%
                                              ------    ---------     ---------     ------    ----------
      Total                                   $  217    $     (18)    $      17     $  216           7.9%
                                              ======    =========     =========     ======    ==========

                        MONTGOMERY WARD HOLDING CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


12.  Short-Term and Long-Term Debt

     The long-term debt of Wards and its subsidiaries is as follows:

                                                                         Jan. 3,       Dec. 28,
     (In millions)                                                        1998           1996
                                                                       -----------   -------------
     Wards
       Post-Petition Loan and Guaranty Agreement                          $  50          $   -
       Commercial Development Revenue Bonds, due in 2013 at 4.5%
        interest rate, adjusted at three-year intervals                       -              5
       Other                                                                  -              2
     Wards' Real Estate Subsidiaries
       11.50% Secured Note, due serially to September 1, 2001                11             12
       7.50% Secured Note, due serially to November 30, 2002                  5              5
       9.45% Secured Notes, due serially to November 30, 2003                14             15
       7.75% Secured Notes, due serially to August 31, 2004                  16             17
       7.875% Secured Notes, due serially to December 15, 2005                7              7
       9.00% Secured Notes, due serially to January 1, 2006                  11             12
       Other                                                                  8              8
     Lechmere
       Other                                                                  -              4
                                                                       -----------   -------------
           Total long-term debt                                           $ 122          $  87
                                                                       ===========   =============


     Maturities of long-term debt for the five years succeeding January 3, 1998 are as follows: 1998--$14 million, 1999--$61 million, 2000--$11 million, 2001--$10 million, 2002--$9 million, and thereafter --$17 million.

     Wards entered into the Post-Petition Loan and Guaranty Agreement ("DIP Facility") on July 8, 1997, which was approved by the Bankruptcy Court on July 31, 1997. Under the DIP Facility, the lenders have agreed to provide a revolving credit and letter of credit facility, the maximum amount of which is based on the book value of eligible inventory (as defined in the DIP Facility), the fair market value of eligible real property (as defined in the DIP Facility) and the earnings of Signature. In no case may borrowings exceed $1 billion. Total letters of credit outstanding were $52 million at January 3, 1998. The Company had $811 million of borrowing availability under the DIP Facility at January 3, 1998.

     Under the DIP Facility, Wards may select among several interest rate options, all of which are based on market rates plus a margin. A commitment fee is payable based on the unused amount of the facility. The facility expires on July 7, 1999, or earlier in the case of an event of default. The Company is currently in default of the terms of each of the Long-Term Credit Agreement, the Short-Term Credit Agreement and the Note Purchase Agreements and no future amounts may be drawn thereunder. The Company was also in default of the Seasonal Credit Agreement, which was terminated as a result of the Chapter 11 filings. There were no borrowings outstanding under this agreement.

                         MONTGOMERY WARD HOLDING CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


12. Short-Term and Long-Term Debt (continued)

    Signature borrowed $102 under a Credit Agreement (Signature Credit Agreement) dated as of September 27, 1996 as amended and restated October 21, 1996 and amended December 23, 1996 between Signature and various lenders. The proceeds were used to repay the intercompany loan from Wards to Signature arising from Signature's acquisition of the Amoco Motor Club. During 1997, the maturity date was extended to January 31, 1998 and has not been repaid. In 1998, the lenders agreed that they will extend the maturity date to the earlier of May 29, 1998 or the funding of a replacement loan facility, provided that Signature provide the lenders with certain security and other terms and conditions the new lenders may deem appropriate. In March 1998, Signature received a commitment from a new lender which would enable Signature to repay the amounts borrowed under the Signature Credit Agreement. Management expects to borrow the amounts required and repay the amounts due by May 29, 1998. If the new lender's commitment were to be terminated, the aforementioned extension agreement would also terminate.

    The Secured Notes of the real estate subsidiaries are secured by mortgage liens and/or assignments of rental agreements whereby the real estate subsidiaries have assigned to trustees certain monies payable under leases with Wards. As the Secured Notes of the real estate subsidiaries are adequately collateralized by the respective properties, these obligations are not considered subject to compromise. The obligation relating to the Commercial Development Revenue Bonds of $5 million is included in Liabilities subject to compromise at January 3, 1998.

13. Leases

    The Company leases real and personal property principally through noncancelable capital and operating leases, which generally provide for the payment of minimum rentals and, in certain instances, executory costs and additional rentals based upon a percentage of sales. The terms of the real estate leases typically contain renewal options for additional periods.

    At January 3, 1998, the minimum lease payments under all noncancelable operating leases with an initial term of more than one year, not including $29 million of future sublease rentals, and under capital leases are as follows:

                                                  Capital       Operating
    (In millions)                                  Leases       Leases
                                                  -------       ---------
    1998                                          $    11       $     100
    1999                                               11              84
    2000                                               10              71
    2001                                               10              61
    2002                                                9              55
    Thereafter                                         19             407
                                                  -------       ---------
      Total Minimum Lease Payments                $    70       $     778
                                                                =========
    Less: Executory costs, principally real
      estate taxes to be paid by the lessor            (2)
    Less: Imputed interest                            (17)
                                                  -------
    Present value of net minimum capital
      lease payments including portion due
      within one year of $7                       $    51
                                                  =======

                         MONTGOMERY WARD HOLDING CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.  Leases (continued)

     The obligations under capital leases have been included in Liabilities subject to compromise at January 3, 1998.

     Net rent expense charged to earnings was $136 million, $149 million and $140 million for the periods ended January 3, 1998, December 28, 1996 and December 30, 1995, respectively, after deducting rentals from subleases of $9 million, $10 million and $9 million for the periods ended January 3, 1998, December 28, 1996 and December 30, 1995, respectively. Rent expense includes contingent lease rentals for capital and operating leases of $7 million, $10 million, and $12 million for the periods ended January 3, 1998, December 28, 1996 and December 30, 1995, respectively. These contingent lease rentals are generally based on sales revenues.

     Some rental agreements contain escalation provisions that may require higher future rent payments. Rent expense incurred under rental agreements which contain escalation clauses is recognized on a straight-line basis over the life of the lease.

14.  Redeemable Preferred Stock

     On December 29, 1995, Wards issued 1,750 shares of a new series of senior preferred stock ("MW Senior Preferred Stock"), par value of $1.00 per share, to GE Capital in exchange for $175 million in cash. Subsequent to year end 1995, Wards used a portion of the proceeds to finance the purchase of the Amoco Motor Club by its wholly-owned subsidiary, Signature. The subscription agreement for the MW Senior Preferred Stock contained an exchange option which gave GE Capital the option to exchange the MW Senior Preferred Stock for senior preferred stock of the Company with substantially the same terms. On January 31, 1996, GE Capital exercised this exchange option. On March 29, 1996, the Company's Certificate of Incorporation was amended to authorize the issuance of a new series of senior preferred stock ("New Senior Preferred Stock"). On March 29, 1996, the Company issued all of the 1,750 shares of New Senior Preferred Stock to GE Capital in exchange for the 1,750 shares of MW Senior Preferred Stock held by GE Capital. Dividends on the New Senior Preferred Stock are payable quarterly at an annual rate of $7,010 per share. The Company is required to redeem the New Senior Preferred Stock on June 30, 2002, with the option of redeeming all or any portion prior to June 30, 2002.

     On March 4, 1997, GE Capital, Wards and Lechmere amended the Program Agreement under which GE Capital provided funds to Wards and Lechmere to pay manufacturers and distributors of goods purchased by Wards and Lechmere. In exchange for a $150 million increase in the maximum amount of funds GE Capital agreed to provide, MW Holding agreed to issue shares of a new series of Preferred Stock having a liquidation value of $21 million. On April 1, 1997, GE Capital further increased its funding under the Program Agreement by $100 million and the Board of Directors of MW Holding agreed to issue additional shares of the new series of Preferred Stock.

     At its Annual Meeting held on May 29, 1997, the stockholders of MW Holding approved an amendment to its Certificate of Incorporation authorizing the issuance of up to 25,000 shares of preferred stock. The amendment allows future issuances of preferred stock by action of the Board of Directors without the need for further action by the stockholders. The Board of Directors designated 1,000 shares of the newly authorized preferred stock to be Series C Preferred Stock and MW Holding issued 352 shares of the Series C Preferred Stock to GE Capital in full payment of the obligations described above.

                         MONTGOMERY WARD HOLDING CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


14.  Redeemable Preferred Stock (continued)

     All of the Series C Preferred Stock is required to be redeemed on September 30, 2002 at a redemption price of $100,000 per share (the "Liquidation Value") plus unpaid accrued dividends. Dividends are payable quarterly at a rate per annum equal to 15%, with the first payment based on the number of days from and including March 4, 1997. If for any reason the full dividend on any payment date is not paid in cash on such date, the unpaid amount thereof will automatically, without further action, be deemed added to the Liquidation Value. MW Holding did not pay the dividend due June 30, 1997 of $2 million and such amount has been added to the liquidation value of the Series C Preferred Stock.

     MW Holding also did not pay dividends due on June 30, 1997 on its New Senior Preferred Stock. The redemption provisions of the Series C and New Senior Preferred Stock have been stayed by the Chapter 11 proceedings. No further dividends will be declared or paid on the Series C or New Senior Preferred Stock prior to the approval of a plan of reorganization.

15. Common Stock

     As of January 3, 1998, the Company has the following authorized classes of common stock:

          Class A Common Stock, Series 1; $.01 par value; 25,000,000 shares authorized; 18,222,706 shares issued and outstanding, net of 6,777,294 shares held in treasury.

          Class A Common Stock, Series 2; $.01 par value; 5,412,000 shares authorized; 99,541 shares issued and outstanding, net of 2,118,090 shares held in treasury.

          Class A Common Stock, Series 3; $.01 par value; 12,400,000 shares authorized; no shares issued or outstanding.

          Class B Common Stock; $.01 par value; 25,000,000 shares authorized, issued and outstanding; all owned by GE Capital.

     The Company has repurchased 5,982,897 shares held by certain former officers of the Company, Wards and Signature and their permitted transferees by making cash payments and issuing installment notes in the aggregate of approximately $54 million. As of January 3, 1998, the outstanding balance of these notes was $7 million. These installment notes bear interest at varying rates, are payable over multi-year periods (generally three to five years) and are secured by shares of common stock. These notes are classified as Liabilities subject to compromise. The Company does not have the capacity under its borrowing agreements to satisfy the payments for these notes. A noteholder may foreclose on the pledge of shares repurchased if note payments are not made within one year of becoming due; provided, however that the foreclosure remedy has been stayed by the Chapter 11 filing.

     Each share of Class B Common Stock entitles the holder thereof to one vote. All shares of Class A Common Stock entitle the holders to a total of 25,000,000 votes, or one vote per share if the total number of Class A shares issued and outstanding is less than 25,000,000.

                         MONTGOMERY WARD HOLDING CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.  Common Stock (continued)

     In 1997, the Company adopted Statement of Financial Accounting Standards Number 128, "Earnings per Share" ("FAS 128"). FAS 128 requires the presentation of "basic" earnings per share (income applicable to common shareholders divided by the weighted-average number of common shares outstanding during the period) and "diluted" earnings per share (which gives effect to all dilutive potential common shares that were outstanding during the period). All prior-period earnings per share data have been restated to conform to FAS 128. Basic and diluted earnings per share are the same for the periods ended January 3, 1998, December 28, 1996 and December 30, 1995, as all common stock equivalents are antidilutive, due to the net loss incurred during these periods.

                                    For the 53-Week                  For the 52-Week                For the 52-Week
     (In millions,                    Period Ended                     Period Ended                   Period Ended
      except share                  January 3, 1998                 December 28, 1996               December 30, 1995
      and per share             --------------------------      ---------------------------     --------------------------
      amounts)                    Class A        Class B          Class A        Class B          Class A        Class B
                                -----------    -----------      -----------    ------------     -----------    -----------
     Net loss applicable to
       common shareholders      $       580    $       580      $       118    $       131      $         6    $         7
     Weighted average number
       of common shares
       outstanding               18,322,247     25,000,000       18,710,601     25,000,000       19,511,238     25,000,000
     Net loss per
       common share             $    (31.67)   $    (23.17)     $     (6.33)   $     (5.22)     $      (.33)   $       (.27)


16.  Stock Ownership Plan

     The Montgomery Ward & Co., Incorporated Stock Ownership Plan was adopted effective July 19, 1988. A total of 1,000,000 Class A Common Stock, Series 1, 5,412,000 shares of Class A Common Stock, Series 2, and 12,400,000 shares of Class A Common Stock, Series 3, have been reserved for issuance under the plan. Key associates of Wards and its subsidiaries are eligible to participate and may receive awards, purchase rights and options. Awards are grants of shares for no consideration. The Stock Ownership Plan expires on July 19, 1998 and no additional stock options may be granted after such date.

     During 1991, the Board of Directors approved the Directors Plan. The Directors Plan was established to, among other things, allow outside directors to receive all or any portion of the fees for their services as directors of the Company and Wards via conversion rights in Series 1 or Series 2 shares. In 1997, 1996 and 1995, 706, 2,421 and 2,476 Series 1
     shares were issued from treasury stock as payment for directors fees, respectively.

                         MONTGOMERY WARD HOLDING CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



16.  Stock Ownership Plan (continued)

     Following is a summary of activity under the plans:

                                   January 3,               December 28,             December 30,
                                      1998                      1996                     1995
                             ----------------------   -----------------------  -----------------------
                                            Wtd.                     Wtd.                     Wtd.
                               Shares       Avg.       Shares        Avg.       Shares        Avg.
                               (000)     Ex. Price     (000)      Ex. Price     (000)      Ex. Price
                             ----------  ----------   --------    ----------   --------    ----------
     Outstanding,
       beg. of year            4,338      $17.87       5,165        $17.61      6,163        $17.76
       Granted                 4,721        7.32         340         23.95        673         24.90
       Exercised                   -           -        (352)         9.52       (980)        19.29
       Forfeited                (970)      18.61        (458)        21.14        (72)        19.22
       Canceled               (1,328)      11.54        (357)        23.86       (619)        24.15
                             ----------  ----------   --------    ----------   --------    ----------
     Outstanding,
       end of year             6,761      $11.64       4,338        $17.87      5,165        $17.61
                             ==========  ==========   ========    ==========   ========    ==========
     Exercisable,
       end of year             3,688      $15.23       3,981        $16.39      3,980        $15.92
                             ==========  ==========   ========    ==========   ========    ==========


     5.3 million of the 6.8 million options outstanding at January 3, 1998 have exercise prices between $.20 and $18.75, with a weighted average exercise price of $8.38 and a weighted average remaining contractual life of 7.5 years. 2.2 million of these options are exercisable. The remaining 1.5 million options have exercise prices between $22.50 and $26.50, with a weighted average exercise price of $23.36 and a weighted average remaining contractual life of 6.02 years. All of these options are exercisable.

     In 1996, the Company adopted the disclosure only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," requiring pro-forma net loss and net loss per common share be determined as though stock-based compensation expense had been recognized using an option pricing model. However, due to the Company's bankruptcy filing and the significant losses incurred in fiscal 1997, the Company does not believe the pro-forma net loss and net loss per common share would be materially different from the reported amounts.

17.  Operating, Selling, General and Administrative Expenses

     Operating, selling, general and administrative expenses include insurance benefits, claims and losses related to direct response marketing operations of $150 million, $144 million and $100 million for the periods ended January 3, 1998, December 28, 1996 and December 30, 1995, respectively. The Company expenses production costs of print, radio and television advertisements on the date the advertising first takes place. Advertising expenses included in operating, selling, general and administrative expenses were $363 million, $392 million and $335 million for the periods ended January 3, 1998, December 28, 1996 and December 30, 1995, respectively.

                         MONTGOMERY WARD HOLDING CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


18.  Interest Expense, Net of Investment Income

     Net interest expense is as follows:

                                                              53-Week            52-Week
                                                               Period            Period
                                                               Ended              Ended
                                                              --------   ----------------------
                                                               Jan. 3,     Dec. 28,    Dec. 30,
     (In millions)                                              1998         1996        1995
                                                              --------   ----------    --------
     Interest on short-term borrowings                          $ 63         $ 53        $47
     Interest on long-term debt and obligations under
       capital leases                                             14           44         32
     Miscellaneous interest, net                                  36           32         15
     Investment income                                            (2)          (2)        (3)
                                                              --------   ----------    ---------
           Total interest expense, net of investment income     $111         $127        $91
                                                              ========   ==========    =========


19.  Litigation and Other Proceedings

     MW Holding, Wards and its subsidiaries are engaged in various litigation and have a number of unresolved claims. While the amounts claimed are substantial and the ultimate liability with respect to such litigation and claims cannot be determined at this time, management is of the opinion that such liability, to the extent not provided for through insurance or otherwise, is not likely to have a material impact on the financial condition and the results of operations of the Company.

20. Related Party Transactions

Bernard F. Brennan

     Substantially all shares of Class A Common Stock, except those held by Bernard F. Brennan, former Chairman and Chief Executive Officer, and a trust established for the benefit of his children, are held by a Voting Trust which was created in 1988. In 1994, a second voting trust was created to hold shares of Class A Series 3 Common Stock. As Voting Trustee, Bernard
     F. Brennan has sole voting power and control of all shares held by both Voting Trusts. The 1988 Voting Trust will expire June 21, 1998 or upon the occurrence of certain specified events in accordance with the Voting Trust Agreement. The 1994 Voting Trust has no expiration date but may expire upon the occurrence of certain specified events in accordance with the Voting Trust Agreement.

     In conjunction with a Relationship Agreement entered into between Mr. Brennan and the Company in December 1996, the Company provided a loan to Mr. Brennan of $12.5 million. Class A common stock of the Company owned by Mr. Brennan and his permitted transferees is pledged as collateral for this loan. The loan does not bear interest. In addition, Mr. Brennan is to be paid $1.5 million annually (for a five-year period) for consulting services he provides to the Company. The Company ceased payment for such consulting services upon the bankruptcy filing.

                        MONTGOMERY WARD HOLDING CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


20.  Related Party Transactions (continued)

GE Capital Corporation

     Certain key executives in 1997 were granted restricted stock and stock options of General Electric Company ("GE"). Roger Goddu, Chairman and Chief Executive Officer, was granted 120,000 shares of GE restricted stock which had a fair market value of $6.1 million at the date of grant. The shares vest equally over a five-year period on each December 31, beginning on December 31, 1997, subject to continuing employment.

     Mr. Goddu and seven other key executives were granted GE stock options with a fair market value of $5.4 million at the grant date. The shares vest over periods ranging from four to six years, subject to continuing employment. The exercise price equaled in each case the fair market value of the common stock at the grant date. Upon the resignation of one executive, options which were granted to the executive were canceled.

     As a result of the above transactions, the Company recorded the grants of GE restricted stock and stock options of $11.5 million as a capital contribution and established an asset, unearned compensation expense. Total expense recorded related to the amortization of the unearned compensation was $2.2 million for the fiscal year ended January 3, 1998.

     The Company engages in various other transactions with GE Capital as described in Notes 2, 7, 14 and 15.

ValueVision International, Inc.

     On August 8, 1995, Wards purchased 1.28 million unregistered shares of common stock of ValueVision International, Inc. ("ValueVision") at $6.25 per share, which represented approximately 4.4% of the issued and outstanding shares of common stock of ValueVision. Wards also received warrants to purchase an additional 25 million shares of common stock of ValueVision with exercise prices ranging from $6.50 to $17.00 per share, with an average exercise price of $9.16 per share.

     In July of 1996, the Company and ValueVision entered into an agreement whereby ValueVision acquired the assets and assumed certain liabilities of a joint venture of which the Company was a partner. Also, in July of 1996, ValueVision and Wards entered into an agreement for the expansion and restructuring of their ongoing marketing agreement. ValueVision issued to Wards vested warrants (Class P Warrants) to purchase 2.97 million shares of ValueVision common stock at an exercise price of $0.01 per share.

     The new warrants replaced 18 million unvested warrants (Class C-O Warrants) from an earlier grant. Concurrent with this agreement, ValueVision issued to Merchant Partners Limited Partnership ("Merchant Partners") vested Class P warrants to purchase 199,100 shares of ValueVision common stock at an exercise price of $0.01 per share. Wards recognized a pre-tax gain of $8 million from these transactions, which is included in Operating, selling, general and administrative expense.

                         MONTGOMERY WARD HOLDING CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20.  Related Party Transactions (continued)

ValueVision International, Inc. (continued)

     In September 1996, Wards and ValueVision exchanged warrants to purchase ValueVision common stock. Wards exchanged 6 million vested warrants (Class A-B Warrants) from the earlier grant of 25 million warrants which were exercisable at prices ranging from $6.50 to $6.75, in return for vested warrants (Class P Warrants) to purchase 2.2 million shares of ValueVision common stock at an exercise price of $0.01 per share. Wards recognized a pre-tax gain of $7 from this transaction which is included in Operating, selling, general and administrative expense and deferred revenue recognition on the exchange of warrants discussed above of $16 million, which was included in Accrued liabilities and other obligations.

     The earlier ValueVision warrants had been subject to certain vesting conditions and termination rights which did not apply to the replacement grant. A portion of the warrants were pledged as security for the performance of Wards' obligations under the ongoing marketing agreements.

     On December 30, 1997, the Bankruptcy Court approved a restructuring of the operating agreement between Wards and ValueVision. ValueVision agreed to cede exclusive use of the Wards' name for catalog and mail order catalog "syndicates" back to Wards in exchange for Wards' return to ValueVision of warrants covering the purchase of approximately 3.8 million shares of ValueVision common stock. In addition, ValueVision agreed to repurchase
     1.28 million shares of its stock owned by Wards, at a price of $3.80 per share. Under the new operating agreement, Wards' commitment to support ValueVision's television spot advertising purchases will be $2 million annually, for a period of three years. The transaction was consummated on January 15, 1998. In connection with this transaction, Wards recorded a loss on the sale of its investment in ValueVision of approximately $25 million, which is included in Reorganization Costs.

Merchant Partners

     In July 1994, Wards became a limited partner in Merchant Partners. Wards made capital contributions to the partnership of $17 million in 1996, $4 million in 1995 and $1 million in 1994. In December 1995, Merchant Partners made a partnership distribution of $22 million to Wards, resulting in a gain of $16 million. On December 31, 1996, Wards entered into an agreement under which Wards assigned, transferred and set over unto, the general partner of Merchant Partners Wards' entire right, title and interest in and to its limited partnership interest. The general partner assumed the performance of all of the covenants and obligations associated with the interest under the Limited Partnership Agreement. The agreement eliminated Wards' future obligations with respect to its interest in Merchant Partners. Wards recognized a charge to earnings of $7.8 million and $10 million for the periods ended January 3, 1998 and December 28, 1996, respectively, which is included in Operating, selling, general and administrative expense.

                         MONTGOMERY WARD HOLDING CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


21. Business Segments

    Wards and its subsidiaries are engaged in retail merchandising and direct response marketing, including insurance, in the United States. Following is information regarding revenues, earnings and assets of the Company by segment.

                                       53-Week                   52-Week
                                       Period                     Period
                                        Ended                     Ended
                                       -------          --------------------------
                                       Jan. 3,          Dec. 28,          Dec. 30,
(In millions)                           1998              1996              1995
                                       -------          --------          --------
Total revenues
  Retail merchandising                 $ 4,534          $  5,879          $  6,531
  Direct response marketing                852               741               554
                                       -------          --------          --------
    Total                                5,386             6,620             7,085
                                       =======          ========          ========

Operating earnings (losses)
  Retail merchandising                 $  (845)         $   (320)         $     31
  Direct response marketing                 31                71                70
  Corporate and other                     (160)             (126)             (124)
  Reorganization costs                    (553)                -                 -
                                       -------          --------          --------
    Total                              $(1,527)         $   (375)         $    (23)
                                       =======          ========          ========

Identifiable assets
  Retail merchandising                 $ 2,655          $  3,207          $  3,504
  Direct response marketing              1,212             1,203               920
  Corporate and other                      705               469               460
                                       -------          --------          --------
    Total                              $ 4,572          $  4,879          $  4,884
                                       =======          ========          ========

Depreciation and amortization
  Retail merchandising                 $   116          $    119          $    118
  Direct response marketing                269               220               149
                                       -------          --------          --------
    Total                              $   385          $    339          $    267
                                       =======          ========          ========

Capital expenditures
  Retail merchandising                 $    47          $     58          $    109
  Direct response marketing                 19                17                13
                                       -------          --------          --------
    Total                              $    66          $     75          $    122
                                       =======          ========          ========

                         MONTGOMERY WARD HOLDING CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


21. Business Segments (continued)

    Under the laws and regulations applicable to insurance companies, certain subsidiaries of Signature are limited in the amount of dividends they may pay without the approval of the Illinois Insurance Department and are prohibited from making any loans and advances to Wards and its affiliates. Under these laws, the restricted subsidiaries, which had aggregate retained earnings of $210 million, and aggregate total shareholders' equity of $267 million, can pay dividends of $30 million during 1998 as determined on a statutory basis, subject to the ability of certain subsidiaries to generate earned surplus. Dividends received by Signature from insurance subsidiaries were $38 million, $44 million and $40 million for the periods ended January 3, 1998, December 28, 1996 and December 30, 1995, respectively.

22. Condensed Combined Financial Statements

    The condensed combined financial statements as of January 3, 1998, of the Company and its subsidiaries who have filed for reorganization under Chapter 11 are presented below:

                    CONDENSED COMBINED STATEMENT OF INCOME
                                  (Unaudited)

                                                                      53-Week
                                                                       Period
                                                                       Ended
                                                                     ----------
                                                                     January 3,
(In millions)                                                           1998
                                                                     ----------
Net sales, including leased and licensed department sales            $    4,534
  Total costs and expenses                                                5,536
                                                                     ----------
Loss before reorganization costs and income taxes                        (1,002)
Reorganization costs                                                        553
                                                                     ----------
Loss before income taxes                                                 (1,555)
Income tax benefit                                                         (386)
                                                                     ----------
Net loss                                                                 (1,169)
Preferred stock dividend requirements                                        (8)
                                                                     ----------
Net loss applicable to common shareholders                           $   (1,177)
                                                                     ==========

Net loss per common share
  Class A                                                            $   (32.15)
  Class B                                                                (23.53)

                         MONTGOMERY WARD HOLDING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

22.  Condensed Combined Financial Statements (continued)

                        CONDENSED COMBINED BALANCE SHEET
                                  (Unaudited)

                                                                  Jan. 3,
(In millions)                                                      1998
                                                                  -------

Assets
  Cash and cash equivalents                                       $   164
  Receivables                                                         165
  Intercompany receivables                                              7
  Investment in subsidiaries                                          528
  Merchandise inventories                                           1,120
  Prepaid pension cost                                                366
  Properties, plant and equipment,
    net of accumulated depreciation
    and amortization                                                1,030
  Other assets                                                        196
  Deferred income taxes                                               520
                                                                  -------
      Total Assets                                                $ 4,096
                                                                  =======
Liabilities
  Trade accounts payable                                          $   442
  Accrued liabilities and other obligations                           642
  Liabilities subject to compromise                                 3,551
                                                                  -------
      Total Liabilities                                             4,635

Redeemable Preferred Stock                                            177

Shareholders' Deficit
  Common stock                                                          1
  Capital in excess of par value                                       64
  Accumulated deficit                                                (651)
  Unrealized gain on marketable equity securities                       9
  Less:  Treasury stock, at cost                                     (139)
                                                                  -------
      Total Shareholders' Deficit                                    (716)
                                                                  -------
      Total Liabilities and Shareholders' Equity                  $ 4,096
                                                                  =======

Liabilities subject to compromise includes intercompany payables to Signature and Marinco totaling $83 million.

                         MONTGOMERY WARD HOLDING CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


22. Condensed Combined Financial Statements (continued)

                  CONDENSED COMBINED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                                        53-Week
                                                                        Period
                                                                         Ended
                                                                        -------
                                                                        Jan. 3,
(In millions)                                                            1998
                                                                        -------
Cash flows from operating activities:
  Net loss                                                              $(1,169)
  Adjustments to reconcile net loss to net cash used for
    operating activities:
      Depreciation and goodwill amortization                                116
      Deferred income taxes                                                (379)
      Reorganization items                                                  679
      Changes in operating assets and liabilities, net                      453
                                                                        -------
        Net cash used for operating activities                             (300)

Cash flows from investing activities:
  Sale of short-term investments, net                                         2
  Capital expenditures                                                      (47)
  Disposition of properties, plants and equipment, net                       12
                                                                        -------
    Net cash used in investing activities                                   (33)
                                                                        -------

Cash flows from financing activities:
  Proceeds from issuance of short-term debt, net                            409
  Borrowings under Post-Petition Loan and Guaranty Agreement                321
  Payments under Post-Petition Loan and Guaranty Agreement                 (271)
  Payments of long-term debt                                                 (5)
  Payments of obligations under capital leases                              (13)
  Cash dividends received from Signature                                     15
  Cash dividends paid                                                        (3)
                                                                        -------
    Net cash provided by financing activities                               453
                                                                        -------

Increase in cash and cash equivalents                                       120
Cash and cash equivalents at beginning of period                             44
                                                                        -------
Cash and cash equivalents at end of period                              $   164
                                                                        =======

                         MONTGOMERY WARD HOLDING CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


23. Parent Company Financial Information

    Following are the MW Holding balance sheets as of January 3, 1998 and December 28, 1996 and the statements of income and cash flows for the 53-week period ended January 3, 1998, and the 52-week periods ended December 28, 1996 and December 30, 1995.

                                BALANCE SHEETS

                                                                 Jan. 3,     Dec. 28,
(In millions)                                                      1998        1996
                                                                 -------     --------
Assets
  Deferred income taxes                                          $     2     $      4
  Investment in Wards                                               (623)         534
  Redeemable preferred stock of Wards                                175          175
  Other assets                                                         9            1
                                                                 -------     --------
        Total Assets                                             $  (437)    $    714
                                                                 =======     ========
Liabilities
  Accounts payable to Wards                                      $    91     $     98
  Accrued liabilities                                                  -            8
  Liabilities subject to compromise                                   11            -
                                                                 -------     --------
        Total Liabilities                                            102          106
Redeemable Preferred Stock                                           177          175
Shareholders' Equity (Deficit)
  Common stock                                                         1            1
  Capital in excess of par value                                      64           53
  Retained earnings (deficit)                                       (651)         509
  Unrealized gain on marketable equity securities                      9            9
  Less: Treasury stock, at cost                                     (139)        (139)
        Total Shareholders' Equity (Deficit)                        (716)         433
                                                                 -------     --------
        Total Liabilities and Shareholders' Equity (Deficit)     $  (437)    $    714
                                                                 =======     ========

                         MONTGOMERY WARD HOLDING CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


23. Parent Company Financial Information (continued)

                             STATEMENTS OF INCOME

                                                     Jan. 3,          Dec. 28,         Dec. 30,
(In millions)                                         1998              1996             1995
                                                   -----------       -----------     ------------
Miscellaneous expenses                             $        (1)      $        (2)    $         (1)
                                                   -----------       -----------     ------------
      Total costs and expenses                              (1)               (2)              (1)
                                                   -----------       -----------     ------------
Net loss before earnings of Wards                           (1)               (2)              (1)
Equity in net loss of Wards                             (1,151)             (235)              (8)
                                                   -----------       -----------     ------------
Net loss                                                (1,152)             (237)              (9)
Preferred stock dividend requirements                        8                12                4
                                                   -----------       -----------     ------------
  Net loss available for common shareholders       $    (1,160)      $      (249)    $        (13)
                                                   ===========       ===========     ============

                           STATEMENTS OF CASH FLOWS

                                                           53-Week                 52-Week
                                                            Period                  Period
                                                            Ended                   Ended
                                                          ----------      --------------------------
                                                           Jan. 3,         Dec. 28,        Dec. 30,
(In millions)                                                1998            1996            1995
                                                          ----------      ----------      ----------
Net loss                                                  $   (1,152)     $     (237)     $       (9)
Adjustments to reconcile net loss to net cash
  provided by operations:
    Change in undistributed earnings of subsidiary             1,157             235              12
    Compensation expense on stock option grants/
      repurchases                                                  -               5               4
    Change in operating assets and liabilities:
      Other assets                                                 -               -              (1)
      Accounts payable to Wards                                   (2)             36              16
      Accrued liabilities and liabilities subject to
        compromise                                                 -             (13)            (13)
                                                          ----------      ----------      ----------
Net cash provided by operating activities                 $        3      $       26      $        9
                                                          ----------      ----------      ----------

                         MONTGOMERY WARD HOLDING CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

23. Parent Company Financial Information (continued)

                            STATEMENTS OF CASH FLOWS

                                                                       Jan. 3,      Dec. 28,   Dec. 30,
(In millions)                                                           1998          1996      1995
                                                                      ---------     --------  ---------
Cash flows from financing activities:
  Proceeds from issuance of common stock                              $       -     $      3  $      18
  Proceeds from redemption of Wards preferred stock                           -            -         75
  Proceeds from issuance of preferred stock                                   -          175          -
  Purchase of Wards preferred stock                                           -         (175)         -
  Cash dividends paid                                                        (3)          (9)        (4)
  Payments to redeem preferred stock                                          -            -        (75)
  Purchase of treasury stock, at cost                                         -          (20)       (23)
                                                                      ---------     --------  ---------

Net cash used for financing activities                                       (3)         (26)        (9)
                                                                      ---------     --------  ---------
Cash at end of period                                                 $       -     $      -  $       -
                                                                      =========     ========  =========
Non-cash investing activities:
  Grants of restricted stock and stock options by
    majority shareholder                                              $      11     $      -  $       -
  Increase in liquidation value of preferred stock                            2            -          -
  Change in unrealized gain on marketable
    securities                                                                -           (1)         8

Non-cash financing activities:
  Notes issued for purchase of treasury stock                         $       -     $      5  $       2

                         MONTGOMERY WARD HOLDING CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

24.  Quarterly Financial Data (unaudited)

     The quarterly operations of MW Holding are summarized as:

                                                                                       Quarter
                                               -------------------------------------------------------------------------------------
(In millions)                                       First            Second             Third             Fourth             Year
                                               ------------      ------------     --------------      ------------      ------------
53-week period ended January 3, 1998
  Net sales                                          $1,119            $1,151            $   947            $1,317        $ 4,534
  Cost of goods sold                                    997             1,070                805             1,082          3,954
  Net loss                                             (141)             (216)              (615)             (180)        (1,152)
  Net loss per Class A common share                   (3.71)            (6.10)            (16.97)            (4.91)        (31.67)
  Net loss per Class B common share                   (3.05)            (4.36)            (12.14)            (3.60)        (23.17)

52-week period ended December 28, 1996
  Net sales                                          $1,253            $1,354            $ 1,376            $1,896        $ 5,879
  Cost of goods sold                                  1,038             1,080              1,105             1,645          4,868
  Net income (loss)                                     (48)               22                (29)             (182)          (237)
  Net income (loss) per Class A common
     share                                            (1.31)              .49               (.84)            (4.67)         (6.33)
  Net income (loss) per Class B common
     share                                            (1.06)              .40               (.69)            (3.86)         (5.22)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant

Board of Directors

     The following persons currently serve as directors of the Company: Roger V. Goddu, Bernard F. Brennan, Tommy T. Cato, Silas S. Cathcart, James A. Parke, Denis J. Nayden, Gary C. Wendt and Edward D. Stewart. Under that certain Stockholders' Agreement dated as of June 17, 1988, as amended to date (the "Stockholders' Agreement"), the By-laws of the Company shall provide (and the By-laws of the Company do so provide), and the parties to the Stockholders' Agreement agree to vote, for the election of a Board of Directors consisting of ten members, three to be designated by Mr. Brennan (which three shall include Mr. Brennan), five to be designated by GE Capital and two to be designated by the Chief Executive Officer of Wards (which two shall include such Chief Executive Officer). Of the nominees listed below, Mr. Brennan has designated himself and Mr. Cato, GE Capital has designated Messrs. Cathcart, Parke, Nayden, Wendt and Stewart, and Mr. Goddu, who is the Chief Executive Officer of Wards, has designated himself as a director of the Company. Myron Lieberman, a director designated by Mr. Brennan, resigned on July 18, 1997. Mr. Brennan then designated Edwin G. Pohlmann to fill the vacant directorship. Due to the resignations of Mr. Pohlmann and Burnett W. Donoho, a directorship to be designated by Mr. Brennan and a directorship to be desginated by Mr. Goddu are each vacant. Pursuant to the Stockholders' Agreement, if GE Capital and its affiliates cease to own more than 50% of the number of shares of Common Stock purchased by them in June 1988, the number of directors which Mr. Brennan is permitted to designate will be increased by one, and the number of directors which GE Capital may designate shall be reduced by one. If GE Capital and its affiliates cease to own 20% or more of such shares of Common Stock, except as described below, GE Capital shall have no right to designate any directors, and the number of directors shall be reduced to nine, seven to be elected by the holders of Class A Common Stock, voting as a class, and two to be elected by the holders of Class B Common Stock, voting as a class, provided that, so long as the Account Purchase Agreement between Wards and Montgomery Ward Credit relating to the purchase by Montgomery Ward Credit of customer receivables of Wards remains in effect, and GE Capital or any of its affiliates owns any Common Stock, GE Capital will have the right to elect one of the two directors to be elected by the holders of Class B Common Stock.

     Also pursuant to the Stockholders' Agreement, if Mr. Brennan and his permitted transferees cease to own more than 50% of the number of shares of Common Stock held by them on December 1, 1996, the number of directors which GE Capital is permitted to designate will be increased by two and the number of directors which Mr. Brennan may designate shall be reduced by two. If Mr. Brennan and his permitted transferees cease to own 20% or more of such shares of Common Stock, Mr. Brennan shall no longer have the right to designate any directors and the directors that Mr. Brennan would have been entitled to designate (after taking into account the application of the preceding sentence) shall be designated by the Chief Executive Officer of Wards.

     The holder of the Senior Preferred Stock (currently GE Capital) has the right to elect one director to be an additional member of the Board of Directors (a) during the period following a default in the payment of accrued dividends on the Senior Preferred Stock for four consecutive quarters until such accrued dividends shall have been paid in full and (b) during the period following any failure to make a mandatory redemption of Senior Preferred Stock until such failure shall have been cured.

     Information with respect to ages of the directors is as of March 16, 1997 and information as to their ownership of shares of the Company as of that date is provided under Item 12 below.

     Roger V. Goddu, 47, has been a director of the Company and Chairman and Chief Executive Officer of Wards since January 6, 1997. Prior thereto, he was with Toys "R" Us, where from 1996 until 1997, he was President-U.S. Merchandising, and from 1989 to 1995, he was Executive Vice President/General Merchandise Manager. Prior to 1989, Mr. Goddu was a Senior Vice President and General Merchandise Manager of Target, a division of Dayton Hudson Corporation.

     Bernard F. Brennan, age 59, has been a director of the Company since February 9, 1988, has been Chairman of the Company since June 17, 1988, was Chief Executive Officer of the Company from February 9, 1988 through December 10, 1996, and was President of the Company from February 9, 1988 through September 10, 1992. Mr. Brennan served as Chief Executive Officer of Wards from May 13, 1985 through December 10, 1996. He served as President of Wards from May 13, 1985 through September 10, 1992. Mr. Brennan has been a director of Itel Corporation since 1988.

     Tommy T. Cato, age 56, has been a director of the Company since August 20, 1997. Mr. Cato served as Executive Vice President of the Company from May 15, 1992, until February 4, 1994. Mr. Cato was Executive Vice President - Logistics and Product Service of Montgomery Ward from November 8, 1990 through February 3, 1994.

     Silas S. Cathcart, age 71, has been a director of the Company since June 25, 1988. Mr. Cathcart is retired Chairman of Illinois Tool Works, Inc. and Kidder, Peabody Group, Inc. He is a director of Quaker Oats Company, Allegiance Corporation and General Electric Company.

     Denis J. Nayden, age 43, has been a director of the Company since June 25, 1988. Mr. Nayden has been President and Chief Operating Officer of GE Capital since January 1, 1995. Mr. Nayden served as President and Chief Operating Officer of Kidder, Peabody Group, Inc. from June 1994 through December 1994. Prior thereto, Mr. Nayden was an Executive Vice President of GE Capital from February 1989 to June 1994. Mr. Nayden is a director of General Electric Capital Services, Inc. and GE Capital.

     James A. Parke, age 52, has been a director of the Company since March 31, 1997 and previously was a director from April 27, 1990 through December 17, 1996. He has been Senior Vice President - Finance of General Electric Financial Services since November 1989. Mr. Parke is a director of GE Capital, FGIC Corporation, Polaris Holding Co., and Financial Guaranty Insurance Co.

     Gary C. Wendt, age 56, has been a director of the Company since December 17, 1996. Mr. Wendt has been Chairman and Chief Executive Officer of GE Capital since 1991. Mr. Wendt is a director of GE Capital, General Electric Capital Services, Inc. and FGIC Corporation.

     Edward D. Stewart, age 55, has been a director of the Company since December 10, 1996. Mr. Stewart has been an Executive Vice President of GE Capital since January 1, 1992. Mr. Stewart serves on the board of directors of GE Capital.

Executive Officers

     Information with respect to the executive officers of the Company is included in Part I of this Form 10-K.

Section 16(a) Reporting

     Section 16(a) of the Securities Exchange Act of 1934, and the rules promulgated thereunder, requires the Company's executive officers, directors and holders of 10% or more of the Common Stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. GE Capital did not timely file with the SEC Forms 4, Statement of Changes in Beneficial Ownership, with respect to the purchase by GE Capital of Series C preferred stock of the Company on May 29, 1997. The Form 4 with respect to such transaction was due no later than June 10, 1997. In addition, Mr. Pohlmann did not timely file with the SEC such a Form 4 with respect to his agreement to serve as trustee of the Family Trust, and consequent acquisition of beneficial ownership of the shares of Common Stock held in the Family Trust, on or about July 18, 1997. The Form 4 with respect to such transaction was due no later than August 10, 1997. In addition, neither Mr. Parke nor Mr. Cato timely filed with the SEC a Form 3, Initial Statement of Beneficial Ownership of Securities, with respect to their appointments to the Board of Directors of the Company in May 1997 and August 1997, respectively. Such Forms 3 with respect to the appointments of Messrs. Parke and Cato were due no later than June 10, 1997 and September 10, 1997, respectively.

Item 11.  Executive Compensation

     The Company (Montgomery Ward Holding Corp.) had no employees and paid no compensation in 1997. The following information details compensation accrued by Wards and its subsidiaries to executive officers of the Company.

Summary Compensation Table

  The following table sets forth summary compensation information for (i) Mr. Goddu, who was the only person to serve as Chief Executive Officer during the Company's 1997 fiscal year, (ii) the four most highly compensated other executive officers who were serving as executive officers at the end of the Company's 1997 fiscal year and (iii) Burnett W. Donoho, who would have been among such four most highly compensated other executive officers but for the termination of his employment in December 1997 (collectively, the "Named Executive Officers").

                                            Annual Compensation                            Long-Term Compensation
                            ---------------------------------------------------     -------------------------------------
                                                                     Other          Securities                   All
                                                                     Annual         Underlying      LTIP        Other
     Name and                            Salary         Bonus      Compensation      Options       Payout    Compensation
Principal Position          Year          ($)            ($)         ($)/1/           (#)          ($)         ($)/2/
------------------          ----        -------        -------     ------------     ----------     ------    ------------
Roger V. Goddu              1997        985,215        350,000        10,296        2,596,219        -        2,849,330
  Chairman and Chief
  Executive Officer/3/

Thomas G. Grimes            1997        417,262        200,000         6,181          500,000        -           84,396
  Executive Vice
  President - Home/3/

Alan E. DiGangi             1997        425,000        125,000        18,673                -        -            2,352
  Executive Vice            1996        390,697              -         3,345                -        -          424,371
  President - Electric      1995        244,859         50,000         3,589           15,000        -            2,594
  Avenue and Auto
  Express

Thomas J. Austin            1997        247,312        300,000         3,543                -        -          109,749
  Executive Vice
  President - Mens
  and Childrens
  Apparel and Shoes/3/

Louis J. Caporale           1997        238,710        300,000         1,168                -        -          108,808
  Executive Vice
  President - Women's
  Apparel and Fine
  Jewelry/3/

Burnett W. Donoho           1997        718,750              -         3,811        1,000,000        -        2,438,727
    Vice Chairman/4/

/1/ No named executive officer received perquisites exceeding $50,000 or 10% of salary and bonus.

/2/ Represents company matching contributions to the Savings and Profit Sharing Plan and company payments of premiums on group term life insurance policies. Hiring bonuses of $50,000 were separately paid to Messrs. Grimes, Austin, and Caporale in 1997. Relocation costs for Messrs. Goddu, Grimes, Austin, Caporale and Donoho for 1997 were paid in the amounts of $533,782, $34,396, $59,749, $58,808 and $98,085, respectively. Mr. Goddu was paid
     $2,221,948 as compensation for benefits accrued with Mr. Goddu's prior employer which were lost by Mr. Goddu in connection with the termination of his employment with such former employer and $93,600 representing an amount equivalent to dividends on non-vested GE restricted stock shares. For 1996, amounts paid to Mr. DiGangi include $281,250 under a retention plan and $140,025 under a security plan due to the triggering of a change of control event. See "Certain Arrangements." Mr. Donoho was paid $2,340,192 in connection with his termination of employment with Wards. $1,909,910 of these amounts were paid by GE Capital. See "Certain Arrangements."

/3/ Messrs. Goddu and Grimes joined Wards in January 1997. Messrs. Austin and Caporale joined Wards in May 1997.

/4/ Mr. Donoho joined Wards in January 1997 and his employment with Wards terminated in December 1997.

Option Grants and Exercises

  The following tables set forth summaries of the terms of stock options granted to Messrs. Goddu, Grimes, and Donoho during the Company's 1997 fiscal year and the value of unexercised options held by Messrs. Goddu, Grimes, and DiGangi as of January 3, 1998, using assumed annual rates of stock price appreciation (without taking into account any impact on the value per share of Common Stock of events or conditions since the applicable date of grant, including the bankruptcy filing). None of the Named Executive Officers exercised any stock options during the 1997 fiscal year. No stock appreciation rights were granted to or exercised by any of the Named Executive Officers during the 1997 fiscal year.

                       Option Grants in Last Fiscal Year

                                                                                           Potential Realizable Value
                                                                                            at Assumed Annual Rates
                                                                                          of Stock Price Appreciation
                                                 Individual Grants                              for Option Term
                               ------------------------------------------------------     ---------------------------
                                                 Percentage
                                 No. of           of Total
                               Securities         Options
                               Underlying        Granted to    Exercise
                                 Options         Associates    or Base
                                 Granted         in Fiscal      Price      Expiration
      Name                         (#)              Year        ($/Sh)        Date          5% ($)         10% ($)
-----------------              ----------        ----------    --------    ----------     ----------      ----------
Roger V. Goddu                  2,596,219           55.0%       $7.32       12/20/06      11,951,717      30,287,997

Thomas G. Grimes                  500,000           10.6%       $7.32        1/28/07       2,301,754       5,833,097

Burnett W. Donoho               1,000,000           21.2%       $7.32        1/31/07         N/A/1/         N/A/1/

/1/ Amounts were not computed as Mr. Donoho's employment with Wards terminated in December 1997.


                Aggregated Option Exercises in Last Fiscal Year
                       and Fiscal Year End Option Values

                                             Number of Securities                     Value of Unexercised
                                            Underlying Unexercised                    In-the-Money Options
                                            Options at FY-End (#)                         at FY-End/1/
                                        ------------------------------          -------------------------------
      Name                              Exercisable      Unexercisable          Exercisable       Unexercisable
----------------                        -----------      -------------          -----------       -------------
Roger V. Goddu                            649,055          1,947,164                $0                  $0

Thomas G. Grimes                                -            500,000                $0                  $0

Alan E. DiGangi                            29,300                  -                $0                  $0


/1/ The stock was deemed to have value below the exercise price as the Company has filed for reorganization under Chapter 11 of the Bankruptcy Code.

Long-Term Incentive Plan Awards

     Prior to the bankruptcy filing, senior executives of Wards, generally Senior Vice Presidents and above, were eligible to participate in the Executive Long-Term Incentive Plan. The Executive Long-Term Incentive Plan generally consisted of three-year cycles that could be initiated annually. If specific objectives for the pre-tax earnings and return on equity for the Company and its subsidiaries established by the Incentive Compensation Committee were achieved for any designated cycle, cash was awarded based upon a target Executive Long-Term Incentive Plan payout, which was a percentage (determined by the Incentive Compensation Committee) of the base salary of each participant, but in no event would the target Executive Long-Term Incentive Plan payout for any participant exceed $2,000,000 for any cycle. The plan has not been operational subsequent to the bankruptcy filing and no future benefits for outstanding cycles will be paid.

Executive Emergence Bonus Plan

     Certain senior executives of Wards participate in the Montgomery Ward Special Emergence Bonus Plan ("Emergence Bonus Plan"). The Emergence Bonus Plan provides for a lump sum bonus payment within 30 days of court approval of a plan of reorganization. To be eligible for the full bonus, the executive must be actively employed on the date of the court approval of the plan of reorganization or the executive must have separated from employment after a Change of Control (as defined in the Severance Plan described below) but within six months of approval of the plan of reorganization. If the plan of reorganization is approved as of April 1, 1999, the bonus amount for Messrs. Goddu, Grimes, DiGangi, Austin and Caporale would be $1,250,000, $562,500, $531,250, $500,000 and $500,000,
     respectively. If the plan of reorganization is approved after April 1, 1999, but prior to or as of October 1, 1999, the bonus amount for Messrs. Goddu, Grimes, DiGangi, Austin and Caporale would be $1,000,000, $450,000, $425,000, $400,000 and $400,000, respectively. If the plan of reorganization is approved after October 1, 1999, the bonus amount for Messrs. Goddu, Grimes, DiGangi, Austin and Caporale would be $500,000, $225,500, $212,500, $200,000 and $200,000, respectively.

Pension Plan

     Executive officers of Wards, in addition to many other associates, participate in a pension plan (the "Pension Plan"), which provides benefits defined by formulae based primarily on a participant's compensation, offset, with respect to periods prior to July 1, 1997, as provided by benefits provided by the participant's accounts in the Savings Plan ("Savings Plan"), in which executive officers of Wards, in addition to many other associates, participate. From 1989 through 1993, no more than $200,000, as adjusted annually under Section 401(a)(17) of the Internal Revenue Code of 1986, as amended (the "Code"), of any participant's compensation was considered for any purpose, including for purposes of the formulae, under the Pension Plan. Beginning in 1994, no more than $150,000, as adjusted, ($160,000 in 1997) of any participant's compensation is considered for any purpose, including for purposes of the formulae, under the Pension Plan. The monthly pension benefit to which current associates are entitled under the Pension Plan at the normal retirement age of 65 is generally based on different benefit formulae that are applicable to different years of service. The formula for service on and after July 1, 1997 is a credit of $.70 to $1.35 (depending on age) for each $1 contributed as a basic contribution (3% of compensation) to the Savings Plan. Such Pension Plan accounts will be credited with interest at a rate based on the 30-year rate earned by government securities. The formula for service after 1988 and before July 1, 1997 applies to credited service, as defined in the Pension Plan, earned during such period while making contributions to the Savings Plan and is based on "career earnings".

     A participant's annual benefit under such 1988 - 1997 formula is 1.5% of the participant's eligible pay for each year of credited service after 1988 and before July 1, 1997.

     A participant's benefit determined under the Pension Plan based on the formulae through June 30, 1997 is reduced by an amount equivalent to an annuity which could be purchased with the participant's Basic Contribution and Transferred Contribution accounts in the Savings Plan as of June 30, 1997. The Pension Plan formulae benefit is determined by adding the benefit under the formula in effect commencing July 1, 1997 to the participant's accrued benefit under the Pension Plan as of June 30, 1997, as determined under the formulae in effect prior to July 1, 1997.

     The following table sets forth the estimated annual benefits (calculated on a straight life annuity basis) upon retirement at age 65 (for executives who have not retired or resigned) under the Pension Plan, which is the only defined benefit plan under which associates of Wards can currently accrue benefits, to the Named Executive Officers (calculated on the basis of estimated years of service at retirement age; levels of compensation paid in calendar year 1997 assuming 6% annual increases for executives who have not retired or resigned and the Named Executive Officers make basic contributions (3% of compensation) to the Savings Plan; but with regard to Code limitations on compensation and benefits and without regard to any reduction for benefits under the Savings Plan):

                                                     Estimated
                                                       Annual
                                                     Pension at
           Name of Participant                       Retirement
------------------------------------------           ----------
Roger V. Goddu                                        $23,578
Thomas G. Grimes                                        4,917
Alan E. DiGangi                                        50,353
Thomas J. Austin                                       19,527
Louis J. Caporale                                      33,640
Burnett W. Donoho                                     N/A /1/


  1 Mr. Donoho has resigned as an officer of Wards and will receive no payments under the Pension Plan.

Certain Arrangements

     In the course of recruiting new executives, promoting existing associates to executive positions, increasing the responsibilities of existing executives and retaining executives, Wards frequently enters into employment agreements which set forth the general terms of the compensation arrangements for such executive. Such agreements have, in the past, typically set forth, among other things, a recipient's base salary, the target annual bonus under the Senior Executive Performance Management Program ("PMP"), the maximum percentage of the target bonus under the PMP that can be earned, bonus guarantees, if any, relocation payments and the number of stock options, if any, that are expected to be initially granted to the executive in his or her new position. Of the executive officers named in the Summary Compensation Table, Messrs. Grimes, DiGangi, Austin and Caporale have agreements of this type, each of which were entered into in connection with the commencement of the executive's employment with Wards (other than the agreement with Mr. DiGangi, which was entered into connection with his retention as an executive officer of Wards).

     The agreements with Messrs. Grimes, DiGangi, Austin and Caporale provide for, respectively, (i) annual base salary of $450,000, $425,000, $400,000 and $400,000; and (ii) PMP target bonuses of $200,000, $125,000, $150,000 and $150,000, in each case guaranteed at 100% for 1997 (the target bonuses for Messrs. Austin and Caporale were also guaranteed at 100% for 1998 and 1999 and were prepaid for 1997 and 1998) and in each case with opportunities to earn up to 150% of such target bonuses. The agreement with Mr. Grimes states that he would receive options to purchase 500,000 Class A Shares at $7.32 per share, with such options vesting 40% on February 1, 1998 and 30% on each of February 1, 1999 and 2000. On June 3, 1997, Mr. Grimes was granted all of such options.

     The agreements with Messrs. Grimes, Austin and Caporale provided for hiring bonuses of $50,000 each, which were paid in 1997. The agreements provide that Messrs. Austin and Caporale will also participate in a special bonus plan to offset an equity loss relating to their previous employer and each will receive a bonus with maximum payment of $500,000, which will vest as follows: $200,000 on May 1, 1998 and $150,000 on each of May 1, 1999 and 2000. This bonus is to be paid on May 1, 2000. If the executive's employment is terminated prior to May 1, 2000, only the vested portion of the bonus will be paid. The Company agreed to reimburse Messrs. Grimes, Austin and Caporale for certain relocation costs in connection with their moves. The Company also agreed that Messrs. Austin and Caporale would each be recommended for a stock option of 300,000 shares of Montgomery Ward Holding Stock vesting in equal installments on May 1, 1998, 1999 and 2000. No stock options were issued to Messrs. Austin or Caporale pursuant to such provision due to the bankruptcy filing. In the case of a separation of employment initiated by the Company for a reason other than "Cause," the agreements provide that Mr. Grimes will receive his base salary for twenty-four months if terminated prior to February 1, 2000, and the continuation of the vesting of stock and stock options through February 1, 2000; and Messrs. Austin and Caporale will receive their base salaries through May 1, 2000 (however, not less than twelve months) and the continuation of the vesting of stock and stock options through May 1, 2000. In addition, Mr. Grimes has the right to elect to leave Wards upon 30 days notice within 30 days of a change of control where the Company is sold to a third party. Mr. Grimes in such situation would receive one years base salary in a lump sum.

     In February 1997, GE granted options to Messrs. Grimes and Donoho to purchase 20,000 and 30,000 shares, respectively, of GE common stock, with an exercise price of $105, which options vest 50% on September 7, 1999 and 50% on September 7, 2001. Mr. Donoho's employment with Wards terminated in December 1997 and therefore no portion of the option ever became exercisable. On April 28, 1997, after the date of the option grants, the shares of GE common stock split 2-for-1. In June 1997, GE also granted options to each of Messrs. Austin and Caporale to purchase 40,000 shares, respectively, of GE common stock with an exercise price of $65.3125, which options vest 50% on September 27, 1999 and 50% on September 27, 2001.

     GE Capital has agreed to pay Messrs. Grimes, Austin and Caporale their base salary for the first three years of their 1997 employment agreements described above and the guaranteed bonus under such agreements if Wards fails to pay such amounts for any reason other than the executives' termination of employment either voluntarily by the executives or for cause by Wards. Under the same situation, GE also agreed to pay amounts to Messrs. Austin and Caporale under the special bonus plan designed to offset an equity loss relating to a prior employer.

     Mr. Goddu joined the Company as Chief Executive Officer and as Chairman and Chief Executive Officer of Wards effective January 6, 1997. In connection with his employment with Wards, Mr. Goddu, the Company and Wards entered into an Employment Agreement dated as of December 20, 1996 (the "Goddu Agreement"). The Goddu Agreement expires on December 31, 2001. During the term of the Goddu Agreement (unless his employment is earlier terminated), Mr. Goddu is to serve as Chairman of the Board and Chief Executive Officer of Wards and as Chief Executive Officer of the Company. Pursuant to the Goddu Agreement, Mr. Goddu is to receive a base salary of $1,000,000 per annum, increasing at a rate of $50,000 per year or such larger increase as the Board of Directors may determine. Mr. Goddu waived his annual increase for 1998 and has elected not to accept contractual annual increases until the Company successfully emerges from Chapter 11.

     In addition, the Goddu Agreement provides that Mr. Goddu is eligible to receive an annual cash bonus of up to 50% of his base salary, based on performance targets to be established from time to time by the Board of Directors or a committee thereof. For each of 1997, 1998 and 1999, Mr. Goddu's bonus is guaranteed to be at least $350,000 without regard to such targets. The bonus may be increased by up to an additional 50% of base salary based on the achievement of exceptional performance against the targets. The Goddu Agreement also provides that Mr. Goddu will be provided with a supplemental pension benefit on the same terms as his arrangement with his prior employer with an actuarial present value at age 60 of $3.9 million. The Company also agreed to pay Mr. Goddu $2,221,948 as compensation for benefits accrued with Mr. Goddu's prior employer which were lost by Mr. Goddu in connection with the termination of his employment with such former employer.

     In the Goddu Agreement, the Company agreed that, subject to stockholder approvals which were obtained in May 1997, Mr. Goddu would be granted an option to purchase Series 3 Shares representing 5% of the outstanding shares of Common Stock (on a fully-diluted basis). For purposes of this calculation, the number of Series 3 Shares underlying such options is to be adjusted upwards from time to time until the last day of the Company's 1998 fiscal year to give effect to grants of stock options after December 20, 1996 to management employees of Wards covering up to 10% of the outstanding shares of Common Stock on a fully-diluted basis. Pursuant to the Goddu Agreement, Mr. Goddu's options are to have an exercise price of $7.32 per share and become exercisable on the basis of cumulative installments of 25% of the underlying Series 3 Shares on the last day of each of the Company's 1997, 1998, 1999 and 2000 fiscal years, provided that no portion of the option shall become exercisable unless, at the applicable date of determination, Mr. Goddu is, and has been at all times since the grant of the option, employed by Wards.

     The exercisable portion of the option shall remain exercisable until the earliest of (i) three (3) months following the date of cessation of Mr. Goddu's employment with Wards, which occurs due to his voluntary termination or the termination of his employment by Wards for cause; (ii) the third anniversary of the date of cessation of Mr. Goddu's employment with Wards for any other reason; or (iii) the tenth anniversary of the date of grant of the option. Mr. Goddu's option was initially granted in May 1997 with respect to 2,596,219 Series 3 Shares, subject to upward adjustment as described above.

     The Goddu Agreement also provides that, subject to certain limitations, the Company has certain rights to purchase the shares received by Mr. Goddu upon exercise of his options and that, subject to certain limitations, Mr. Goddu has certain rights to require the Company to purchase up to an aggregate amount of $75 million purchase price of such shares from and after December 31, 1997. The Goddu Agreement also provides that Wards would provide Mr. Goddu a loan in the principal amount of $2,000,000, payable in five years, and bearing interest at LIBOR plus 25 basis points payable in arrears on each January 8 during the loan term. The Company provided such loan to Mr. Goddu on January 8, 1997, and Mr. Goddu executed a Promissory Note (the "Goddu Note") with respect thereto on that date. As of March 7, 1998, the outstanding balance of the loan including interest accrued thereon was $2,019,807.

     The Goddu Agreement provides that in the event his employment is terminated due to his death or disability, he (or his estate, as applicable) would be entitled to unpaid base salary through the month in which his death or disability occurs, an amount equal to 50% of his base salary in effect on the date of his death or disability (in lieu of any bonus), and a restatement of the Goddu Note to provide a maturity date of the third anniversary of Mr. Goddu's death or disability. In the event his employment is terminated by Wards for cause (as defined in the Goddu Agreement), he would be entitled to unpaid base salary through the month in which the termination of his employment occurs, and amounts outstanding under the Goddu Note will become immediately due and payable 90 days after such termination.

     In the event that his employment is terminated without cause or through a constructive termination, as provided in the Goddu Agreement, he would be entitled to a prorated bonus through the date of termination of employment, continuation of his then-current base salary for a period of 24 months and, in lieu of further bonus, an amount equal to $700,000 (which salary continuation and amount may be paid in a lump sum) and cancellation of Mr. Goddu's obligations under the Goddu Note.

     In the event his employment is terminated by the expiration of the Goddu Agreement, Mr. Goddu would be entitled to continuation of his then-current base salary for a period of 24 months and, in lieu of further bonus, an amount equal to $700,000 (which salary continuation and amount may be paid in a lump sum).

     Also in connection with Mr. Goddu's employment with Wards, Mr. Goddu and GE Capital entered into a letter agreement dated as of December 20, 1996 (the "Goddu Letter Agreement"). The Goddu Letter Agreement provides that on or before January 6, 1997, General Electric Company ("GE"), the indirect parent of GE Capital, would grant to Mr. Goddu 60,000 shares of common stock of GE, with restrictions lapsing on 12,000 of such shares on each December 31, beginning on December 31, 1997, and would grant to Mr. Goddu options to purchase 60,000 shares of common stock of GE with an exercise price equal to the NYSE closing price of such shares on the date of grant (which was $102.25 per share), which options will vest in cumulative annual installments of 20,000 underlying shares on January 6, 1999, January 6, 2001 and January 6, 2003. Such shares and options were granted to Mr. Goddu on December 20, 1996. The Goddu Letter Agreement also provides that on an annual basis beginning in 1997, GE will grant to Mr. Goddu, at such time as similar grants are made to its employees, options to purchase up to 25,000 shares of common stock of GE, up to an aggregate of 125,000 such shares, with exercise prices equal to the NYSE closing price of such shares on the applicable date of grant, and which options will vest 50% three years from the date of grant and 50% five years from the date of grant. In accordance with the terms of his letter agreement, options were granted to Mr. Goddu on September 12,1997. Such options will vest 50% on September 12, 2000 and 50% on September 12, 2002. On April 28, 1997, after the date of the Goddu Letter Agreement, the shares of GE Common Stock split 2-for-1.

     In addition, in the Goddu Letter Agreement, GE Capital granted to Mr. Goddu an option to purchase from GE Capital that number of shares of Common Stock which equals 5% of the issued and outstanding shares of Common Stock on a fully-diluted basis. For purposes of this calculation, the number of shares of Common Stock underlying such options is to be adjusted upwards from time to time until the last day of the Company's 1998 fiscal year to give effect to the future grant of stock options to management employees of Wards covering up to 10% of the outstanding shares of Common Stock on a fully-diluted basis. Pursuant to the Goddu Letter Agreement, such options are to have an exercise price of $7.32 per share (the Fair Market Value per Share of a Class A Share, as determined pursuant to the Stockholders' Agreement) and become exercisable on the basis of cumulative installments of 25% of the underlying shares on December 31 of each year, beginning on December 31, 1997, provided that no portion of the option shall become exercisable unless, at the applicable date of determination, Mr. Goddu is, and has been at all times since the grant of the option, employed by Wards.

     The Goddu Letter Agreement also provides that none of such options shall be exercisable unless the fair market value of the consolidated common equity of the Company (determined pursuant to the Stockholders' Agreement) is greater than $1 billion at any time during the period of Mr. Goddu's employment and for a period of twelve months thereafter. The exercisable portion of the option shall remain exercisable until the last day of the third month following the date of termination of Mr. Goddu's employment with Montgomery Ward. The Goddu Letter Agreement also provides that, subject to certain limitations, GE Capital has certain rights to purchase the shares received by Mr. Goddu upon exercise of such options and that, subject to certain limitations, Mr. Goddu has certain rights to require GE Capital to purchase up to an aggregate amount of $75 million purchase price of such shares from and after December 31, 1997.

     The Goddu Letter Agreement also provides that, to the extent that the Company cannot purchase the shares received by Mr. Goddu upon exercise of his options granted by the Company pursuant to limitations set forth in the Stockholders' Agreement, GE Capital would purchase such shares, up to an aggregate amount of $75 million purchase price of such shares.

     Mr. Donoho joined the Company as Chief Operating Officer and as Vice Chairman and Chief Operating Officer of Wards effective January 31, 1997. In connection with his employment, Mr. Donoho, the Company and Wards entered into an Employment Agreement dated as of January 31, 1997 ("Donoho Agreement"). The term of the Donoho Agreement was to expire on January 31, 2001. Pursuant to the Donoho Agreement, Mr. Donoho was to receive a base salary of $750,000 per annum and be eligible to receive an annual cash bonus of up to 40% of his base salary. For each of 1997 and 1998, Mr. Donoho's bonus was guaranteed to be at least $250,000. In addition, the Donoho Agreement provided Mr. Donoho with a retention payment of $100,000 for every full six months of active employment up to a maximum of $500,000 total, all or any earned part of which would be paid on December 31, 1999. Under the Donoho Agreement, if Mr. Donoho was terminated without cause or in the event of a constructive termination, Mr. Donoho would be entitled to, among other things, 24 months of base salary and the greater of two years bonus or $500,000 (such payments to be discounted if paid in a lump sum) as well as earned benefits and for two years, outplacement services, reimbursement of COBRA health care premiums and personal, financial and legal counseling services up to $10,000.

     The Donoho Agreement provided, in part, that the Company would grant to Mr. Donoho an option to purchase 1,000,000 Series 3 Shares. Such options had an exercise price of $7.32 per share and were exercisable based on the following schedule -- 400,000 Series 3 Shares on February 1, 1998; 300,000 Series 3 Shares on February 1, 1999; and 300,000 Series 3 Shares on February 1, 2000, provided that no portion of the option would become exercisable unless Mr. Donoho is, on the applicable date of determination, and has been at all times since the grant of the option, employed by Wards. Mr. Donoho was granted such options in May 1997. Mr. Donoho's employment with Wards terminated in December 1997 and therefore no portion of the option ever became exercisable.

     In connection with his termination of employment with Wards and in exchange for a general release and waiver of the Company, Wards and its affiliates (including with respect to his employment agreement) as well as noncompete and nonsolicitation provision effective through January 31, 2000, Mr. Donoho received a lump sum payment of $1,562,500 representing base salary through January 31, 2000, a lump sum payment of $500,000 representing guaranteed bonuses for 1997 and 1998, a payment of $200,000 representing the retention plan payment through January 31, 1998, continuation of executive health care coverage at the associate rate through January 31, 2000, earned vacation in the amount of $57,692 and $20,000 in lieu of outplacement services. $1,909,910 of these amounts were paid by GE Capital.

  The Wards Executive Committee Severance Plan ("Severance Plan") provides that if the employment of certain senior executives is terminated other than for Cause (as defined in the Severance Plan), the executive will receive a lump sum payment equal to the greater of the executive's base salary for the remainder of the executive's employment agreement or the executive's base salary for 24 months. In addition, the executive will receive executive outplacement services and continue to participate in executive benefit plans. If such termination occurs within three years of a Change of Control (as defined in the Severance Plan), the lump sum payment is increased to three years base salary plus three times the executives' target bonus. Amounts otherwise payable under the Severance Plan are reduced dollar for dollar for any additional amounts representing base salary or bonus payable under the executive's employment contract or other severance plan.

  Certain senior executives of Wards were participants in each of a retention plan and a security plan. The retention plan provided that each participant would receive a retention award if such participant remained employed by Wards through March 1, 1997 or was terminated for any reason other than voluntary resignation or cause. In addition, in the event of a change of control of Wards prior to such date, the retention award would be payable at such time. The security plan, provided that in the event of a sale or change of control of Wards, each participant who was, at such time, actively employed by Wards or who was terminated for reasons other than voluntary resignation or cause within one year of such date would receive: (i) a bonus payable at the time of such date or change of control; (ii) an award supplement, at the discretion of the Board of Directors based on the recommendation of the Chief Executive Officer, with respect to the participant's contribution and cooperation in the transaction; (iii) enhanced severance of an additional twelve months base salary above the amount to which the participant would have been entitled under the severance plan described above if, during the first two years following the sale or change of control, the participant is either (x) terminated for any reason other than voluntary termination or cause or (y) demoted without the participant's prior written approval; (iv) continuation of benefits for the entire severance payment period; (v) out placement services; and (vi) certain tax preparation and financial planning services. The bonuses payable upon a change of control under the retention plan and the security plan were paid by Wards in January 1997 in connection with certain amendments to the Stockholders' Agreement which changed the makeup of the Board of Directors of the Company. The participants in the retention plan and the security plan consisted of eight (8) senior officers of the Company, including Mr. DiGangi, whose award under the retention plan was $281,250 and whose bonus under the security plan was $140,625.

Director Compensation Arrangements

  Prior to the filing by the Company and a number of its direct and indirect subsidiaries (including Wards) of petitions under Chapter 11 of the U.S. Bankruptcy Code in July 1997 (the "Bankruptcy Filing"), Messrs. Cathcart and Myron Lieberman, a former director, were paid director fees of $6,000 per fiscal quarter, plus $1,500 for each meeting such director attended of the Board of Directors of the Company and Wards, plus $1,500 for each meeting such director attended of a committee of the Company and Wards of which such director was a member, provided that for meetings of the Board of Directors of the Company held jointly with or immediately prior to or following meetings of the Board of Directors of Wards, the aggregate fees for such meetings were $1,500, and provided further that for meetings of committees of the Company held jointly with or immediately prior to or following meetings of committees of Wards the aggregate fees for such meetings were $1,500. Such directors fees were converted into Series 1 Shares pursuant to the Directors Fee Plan described below.

  The Directors Plan (the "Directors Fee Plan") permits directors (as designated by the Directors Fee Plan Committee, as defined below) to receive Series 1 and Series 2 Shares. The plan provides for the establishment of a committee (the "Directors Fee Plan Committee") to (i) administer the Directors Fee Plan, (ii) estimate director fees payable to directors for the fiscal year and (iii) permit directors to elect to receive Class A Shares with a value determined by the Directors Fee Plan Committee not to exceed the estimated fees.

  Under the Directors Fee Plan, participating directors are automatically granted rights ("Conversion Rights") after the end of each fiscal quarter of the Company in a number determined by dividing the director fees for the fiscal quarter by the fair market value per share of the Company's Common Stock. The number of Class A Shares acquired pursuant to accelerated Conversion Rights (as described below) reduces the number of automatically granted Conversion Rights. The acquisition of Class A Shares by directors pursuant to Conversion Rights does not require any direct payment by a director, but the director fees which otherwise would be payable to the director are reduced by such fair market value of the Class A Shares acquired. If directors acquire Class A Shares pursuant to Conversion Rights, the Company will pay the directors an amount sufficient to pay all applicable federal and state taxes payable by the directors with respect to the Class A Shares acquired pursuant to Conversion Rights and the amount attributable to this payment. The Directors Fee Plan Committee decides based on the past service of the director whether there should be an acceleration of the grant of Conversion Rights based on an estimate of director fees for the fiscal year. If the grant of Conversion Rights is accelerated by the Directors Fee Plan Committee, the Directors Fee Plan Committee determines the number of Class A Shares to which the Conversion Rights relate, the value of the Class A Shares, the duration of the Conversion Rights and the limitations on the Class A Shares acquired pursuant to the Conversion Rights. It is currently anticipated that any Class A Shares acquired pursuant to accelerated Conversion Rights would be forfeited to the extent a director does not earn the anticipated director fees for the fiscal year.

  Directors of the Company or Wards other than members of the Directors Fee Plan Committee are eligible to participate in the Directors Fee Plan if designated by the Directors Fee Plan Committee. The Directors Fee Plan Committee is comprised of not fewer than two directors who are appointed by the Board of Directors and who serve at the pleasure of the Board of Directors. The current members of the Directors Fee Plan Committee are Messrs. Brennan and Stewart. Of the seven eligible directors, the Directors Fee Plan Committee has designated only Mr. Cathcart as a participant in the Directors Fee Plan. Pursuant to an irrevocable election made in 1992, Mr. Cathcart elected to receive all of the fees earned for service as a director of the Company and of Wards in Series 1 Shares. Through the date of the bankruptcy filing, Mr. Cathcart had acquired 8,987 Series 1 Shares and Mr. Lieberman, a former director, had acquired 10,235 Series 1 Shares, pursuant to Conversion Rights under the Directors Fee Plan. No shares have been distributed under the Directors Fee Plan since the bankruptcy filing.

  The Board of Directors may amend or terminate the Directors Fee Plan, except that no such action by the Board of Directors may change the terms and conditions of any Conversion Rights previously granted in a manner adverse to the holder of the Conversion Right without the consent of such holder. The Directors Fee Plan Committee has the right to make adjustments with respect to Conversion Rights if Wards or the Company dissolves or is liquidated or upon the occurrence of a public offering of shares of the Company.

  In connection with the termination of the employment of Bernard F. Brennan as Chief Executive Officer of the Company and as Chairman and Chief Executive Officer of Wards, Mr. Brennan, the Company, Montgomery Ward and GE Capital entered into a Relationship Agreement dated as of December 10, 1996 (the "Relationship Agreement"). The Relationship Agreement provided the terms of Mr. Brennan's separation from the Company and Wards, including with respect to his continued participation as Chairman of the Company and a director of each of the Company and Wards. Pursuant to the Relationship Agreement, the Company loaned to Mr. Brennan $12.5 million in cash, without interest, for which the Company's sole recourse is the shares of Common Stock owned by Mr. Brennan and his permitted transferees. In the Relationship Agreement, Mr. Brennan agreed that within five business days after he or any permitted transferee sells any such shares or receives any proceeds with respect to any such shares (other than as a result of certain charity loans), such proceeds would be applied toward any outstanding balance of such loan, provided that if proceeds are received pursuant to the "put" provisions of the Stockholders' Agreement, only 75% of such proceeds need be so applied. The Relationship Agreement also provides that amounts outstanding under the loan, if not paid sooner, shall be due and payable on the last to occur of the deaths of Mr. Brennan, his wife and his children.

  The Relationship Agreement provides that Mr. Brennan is engaged as a consultant to the Company and Wards for the lesser of five years or until the date on which he and his permitted transferees no longer own any shares of Common Stock. The Company and Wards agreed to make annual cash consulting payments totaling $1.5 million to Mr. Brennan in installments not less frequently than semi-monthly throughout the consulting period. During the Company's 1997 fiscal year, the Company and Wards paid $794,057 to Mr. Brennan in such consulting fees. Wards ceased payment of the consulting fees as of the Bankruptcy date. Also in the Relationship Agreement, the Company and Wards agreed to provide to Mr. Brennan certain other benefits. During the Company's 1997 fiscal year, the Company and Wards paid $9,424 in such benefits. Mr. Brennan was also paid director fees of $12,935. Also in connection with his resignation, Mr. Brennan, the Company and GE Capital entered into an Amendment Agreement dated as of December 10, 1996 with respect to certain amendments to the Stockholders' Agreement and the Company's By-laws (the "Amendment Agreement"). Pursuant to the Amendment Agreement, Mr. Brennan's right to require the Company to purchase his shares of Common Stock will become effective on January 1, 1999. The Amendment Agreement also amended the Stockholders' Agreement to provide the director designation rights described herein and the supermajority requirements described herein. See Item 10. Finally, the Amendment Agreement provides Mr. Brennan and his affiliates with certain rights to participate in transfers of shares of Common Stock by GE Capital, provides for Mr. Brennan's and his affiliates' participation in certain sales of the stock or assets of the Company, and provides GE Capital, Mr. Brennan and their respective affiliates with a right of first refusal on new securities issued by the Company.

Compensation Committee Interlocks And Insider Participation

  Mr. Brennan, Chairman of the Company and a former executive officer of the Company, serves as a member of the Compensation Committee of Wards' Board of Directors. Robert A. Kasenter, Executive Vice President of the Company and Executive Vice President, Human Resources of Wards, serves as Secretary of the Compensation Committee of Wards' Board of Directors, although Mr. Kasenter is not a director of the Company or of Wards.

Item 12. Security Ownership of Certain Beneficial Owners and Management

  The following table sets forth the beneficial ownership, as of March 16, 1998, of Class A Shares (i) by each person who is a director of the Company (none of whom except the individuals identified beneficially owns any shares of the Company's equity securities), (ii) by each of the Named Executive Officers (none of whom except the individuals identified beneficially owns any shares of the Company's equity securities), (iii) by each person who is known to be a holder of more than 5% of Class A Shares and (iv) by all directors and executive officers of the Company as a group.

      Individual or Group              Shares            %
  ---------------------------        ----------        ------
  Bernard F. Brennan (a)             16,122,247         88.0%
  Edwin G. Pohlmann (b)               2,892,500         15.8%
  Tommy T. Cato (c)                     227,875          1.2%
  Silas S. Cathcart (c)                  18,987          0.1%
  Roger V. Goddu (d)                    649,055          3.4%
  Thomas G. Grimes (e)                  200,000          1.1%
  Alan E. DiGangi (c) (f)                36,550          0.2%
  Tamara Brennan (g)                  2,200,000         12.0%
  All directors and executive
    officers as a group (20
    persons) (h)                     15,109,817         77.1%

  (a) Comprised of 13,025,750 Class A Shares (71.1% of the Class A Shares and 30.1% of the Company's common stock ("Common Stock") outstanding as of March 16, 1998) owned of record by Mr. Brennan and with respect to which Mr. Brennan has sole investment and voting power, and 3,096,497 Class A Shares (16.9% of the Class A Shares and 7.1% of the Common Stock outstanding as of March 16, 1998) owned of record by Mr. Brennan as voting trustee and with respect to which Mr. Brennan has sole voting power as voting trustee but no investment power. Does not include 2,200,000 Class A Shares (12.0% of the Class A Shares and 5.1% of the Common Stock outstanding as of March 16, 1998) which are owned by Edwin G. Pohlmann, as trustee of a trust (the "Family Trust") for the benefit of members of Mr. Brennan's family with respect to which Mr. Brennan has no voting or investment power, but with respect to which Tamara Brennan, Mr. Brennan's wife, may acquire shared voting and dispositive power. See Note (g) below. Mr. Brennan disclaims beneficial ownership of such 2,200,000 Class A Shares. Mr. Brennan's business address is 5000 Sawgrass Village Circle, Suite Five, Ponte Vedra, FL 32082.

  (b) Does not include 200,000 Class A Shares held by trusts for the benefit of members of Mr. Pohlmann's family, with respect to which Mr. Pohlmann has no voting or investment power. Includes 2,200,000 Class A Shares with respect to which Mr. Pohlmann has sole voting and investment power as trustee of the Family Trust. Such 2,200,000 Class A Shares are not deposited in the voting trust under which Mr. Brennan serves as voting trustee. See Note (c) below. All shares other than the 2,200,000 Class A Shares as to which Mr. Pohlmann has beneficial ownership are represented by Voting Trust Certificates and such shares are held in a voting trust (the "Voting Trust") as to which Mr. Brennan, as voting trustee, has sole voting power. Such voting trust will expire by its terms on June 21, 1998. Mr. Pohlmann's business address is 9300 Sante Fe Springs Road, Sante Fe Springs, CA 90670.

  (c) Represents ownership of Voting Trust Certificates with respect to shares held in the Voting Trust as to which Mr. Brennan, as voting trustee, has sole voting power and the persons indicated have sole investment power. Such voting trust will expire by its terms on June 21, 1998.

Item 12. Security Ownership of Certain Beneficial Owners and Management (continued)

  (d) Includes 649,055 Class A Shares which may be acquired by Mr. Goddu pursuant to options exercisable on March 16, 1998. Does not include 649,055 Class B Shares which may be acquired by Mr. Goddu from GE Capital pursuant to options exercisable on December 31, 1997, as described herein. See Item 11 above. Mr. Goddu's business address is Montgomery Ward Plaza, Chicago, IL 60671.

  (e) Represents 200,000 Class A Shares which may be acquired by Mr. Grimes pursuant to options currently exercisable.

  (f) Includes 29,300 Class A Shares which may be acquired by Mr. DiGangi pursuant to exercisable options.

  (g) Represents Class A Shares with respect to which Mrs. Brennan, if she were to elect to become an advisor to the trustee of the Family Trust, may acquire shared power to vote or direct the vote of, and shared power to dispose or direct the disposition of, such shares. See Notes (a) and (b) above.

  (h) Represents all Class A Shares with respect to which executive officers and directors have investment power, which is in each case sole investment power. Does not include 4,483,085 Class A Shares with respect to which Mr. Brennan has sole voting power as voting trustee, but with respect to which neither he nor any other executive officer or director of the Company has investment power. Includes 1,270,655 Class A Shares which may be acquired by executive officers or directors at purchase prices ranging from $0.20 to $24.50 per share pursuant to options exercisable on March 16, 1998 or on April 1, 1998 (date within 60 days after March 16, 1998).

  GE Capital owns 100% of the 25,000,000 Class B Shares currently outstanding. Such shares represented 57.7% of the outstanding Common Stock as of March 16, 1998. GE Capital has granted to Mr. Goddu an option, 25% of which is exercisable as of March 16, 1998, to purchase from GE Capital that number of shares of Common Stock which equals 5% of the issued and outstanding shares of Common Stock of the Company on a fully-diluted basis. For purposes of this calculation, the number of shares of Common Stock underlying such options is to be adjusted upwards from time to time until the last day of the Company's 1998 fiscal year to give effect to the grant of stock options after December 20, 1996 to management employees of Wards covering up to 10% of the outstanding shares of Common Stock on a fully-diluted basis. As of March 16, 1998, pursuant to the foregoing, such option is exercisable with respect to 649,055 Class B Shares (2.6% of the outstanding Class B Shares and 1.5% of the outstanding Common Stock). GE Capital's address is 260 Long Ridge Road, Stamford, Connecticut 06927.

  GE Capital owns 100% of the 1,750 shares of Senior Preferred Stock of the Company, having a liquidation value of $100,000 per share (the "Senior Preferred Stock") outstanding as of the date hereof, and 100.0% of the 352 shares of Series C Preferred Stock of the Company, having a liquidation value of $100,000 per share (the "Series C Preferred Stock") outstanding as of the date hereof.

Item 13. Certain Relationships and Related Transactions

  In 1996, Wards and the Northern Trust Company (the "Bank"), arranged a line of credit which was available to certain executive officers of the Company (the "Line of Credit Program"). A committee of the Board of Directors of the Company determined which associates were eligible to borrow money under the Line of Credit program and the maximum amounts which each, respectively, could borrow. The bank held as collateral a number of Class A Shares of vested stock of the Company held by the individual, the fair market value of which was to be equal to twice the amount the individual borrowed. All loans are payable on June 21, 1998, and interest is payable monthly. Any loan may be prepaid without penalty. Interest accrues at the Bank's prime rate.

  The Company has agreed with the Bank that, in the event any individual should default upon his or her repayment obligations, the Company will purchase the note from the Bank or purchase the pledged stock from the Bank at the fair market value with the entire amount defaulted upon to be paid by the Company if, and to the extent, the defaulted amount exceeds the amount of the payment for the Class A Shares. This default remedy has been stayed by the Chapter 11 filing. As of March 30, 1998, one loan is outstanding under the Line of Credit
  Program: Robert A. Kasenter, Executive Vice President of the Company, for $148,250.

  Wards entered into a Bank Credit Card Program Agreement ("Card Agreement") effective April 1, 1996 with Monogram Credit Card Bank of Georgia ("Monogram"), and an Account-Related Agreement ("Account Related Agreement") effective April 1, 1996 with Montgomery Ward Credit Corporation ("Montgomery Ward Credit") (collectively referred to as the "Agreements") pursuant to which Monogram and Montgomery Ward Credit (collectively referred to as the "Montgomery Ward Credit Companies"), both of which are affiliates of GE Capital, make payments to Wards as to their receivables generated by sales to customers of Wards, its affiliates and licensees who utilize the Wards' private label credit card, and provide services to Wards, all of which are guaranteed by GE Capital. Set forth below is a description of various transactions entered into in connection with the Agreements. Unless otherwise specified, information given is for aggregate transactions under both the Card Agreement and the Account Related Agreement. As of January 3, 1998, there were $4.2 billion of Wards' private label credit card receivables owned by the Montgomery Ward Credit Companies. During the 1997, 1996 and 1995 fiscal years, the Credit Companies paid to Wards, pursuant to the Agreements and predecessor agreements, approximately $2.6 billion, $3.6 billion and $3.9 billion, respectively, in respect of such receivables. As of March 16, 1998, the Credit Companies have paid approximately $360 million to Wards in respect of such receivables during the current fiscal year. Wards generally bears the risk of credit losses due to non-payment by cardholders to the extent of (i) the amount of credit losses that are between 3.9% and 5.0% of average outstanding receivables, plus (ii) 50% of credit losses that are between 5.0% and 8.0% of average outstanding receivables, subject to offsets described below relating to Wards' share of certain incremental increases in finance charges and late fees payable by cardholders.

  Wards' net unpaid liability for credit losses for 1991 through 1997 are to be payable to Montgomery Ward Credit pursuant to a note ("Continuation Note") due in early 2003, provided that the outstanding balance of such note cannot exceed $300 million. A remaining note in the amount of $15,123,200, consisting of losses unused after July 7, 1997, is to be executed which provides for monthly principal payments in the amount of 5% of the scheduled monthly principal payments for the Continuation Note. Starter card losses are payable currently. Interest on Wards' unpaid liability for credit losses is to be payable at a rate equal to rates on comparable borrowings of Wards. Interest on notes outstanding as of July 7, 1997, has been stayed by the Chapter 11 proceeding.

  Wards has executed notes for its unpaid share of credit losses which totaled $412 million with respect to credit losses through 1997. The incremental finance charges and late fee assessments earned by Wards at the end of 1997 were $112 million for a net obligation of $300 million. As Wards' net unpaid liability for credit losses for 1991 through 1997 exceeded the $300 million threshold, a payment of $28 million with respect to the excess was made in early 1998. At January 3, 1998, $288 million of the net obligation is included in Liabilities subject to compromise, and $40 million of the obligation is included in Accrued liabilities and other obligations. As the $300 million threshold has been reached, it is expected that future payments may be required depending upon the level of credit card losses.

  In exchange for Wards' agreement to allow the Montgomery Ward Credit Companies to increase finance charge rates and late fees in selected states, Wards receives a share of incremental finance charges and late fees resulting from such increases. Such amount is available for offset against Wards' unpaid liability for its share of credit losses. To the extent not currently paid or offset, such amounts earn interest at the same rate as amounts owned by Wards to Montgomery Ward Credit. The Montgomery Ward Credit Companies also provide administrative services in connection with Signature products.

Fees paid by Signature to the Montgomery Ward Credit Companies were approximately $5 million, $6 million and $6 million for Wards' 1997, 1996 and 1995 fiscal years, respectively.

Lechmere Inc., a wholly-owned subsidiary of Wards ("Lechmere"), entered into an Interim Consumer Credit Card Program Agreement (the "Lechmere Agreement") effective as of March 13, 1996 with Monogram pursuant to which Monogram (among other things) made payments to Lechmere in respect of Monogram's receivables generated by sales to customers of Lechmere who utilized the Lechmere private label credit card issued by Monogram pursuant to the Lechmere Agreement. Such payments were equal to the face amount of such receivables. The Lechmere Agreement, as executed, was scheduled to expire on the earlier of August 31, 1996 or the execution by the parties thereto of a long-term agreement. The long-term agreement never was executed and the Lechmere Agreement was extended by numerous letter agreements between the parties. Pursuant to an order of the Bankruptcy Court overseeing Lechmere's bankruptcy (which, like the bankruptcy Filing, was filed on July 7, 1997), Lechmere and Monogram continued to perform under the Lechmere Agreement as though such agreement had been assumed by Lechmere. On or around August 1, 1997 (before any assumption or rejection of the Lechmere Agreement), Lechmere announced that its assets would be sold and liquidated. Shortly thereafter, Monogram, Lechmere and Wards entered into a stipulation and order for adequate protection defining the parties' respective rights during the wind-down of the Lechmere credit card program and the liquidation of receivables that arose in connection therewith. Pursuant to that stipulation and order, purchases made using Lechmere cards ceased on or around August 8, 1997. Lechmere, to date, has neither assumed or rejected the Lechmere Agreement.

Wards and Lechmere also entered into an agreement on April 3, 1996 for the sale of certain commercial customer receivables to Montgomery Ward Credit. During 1997, Montgomery Ward Credit paid $4.8 million to Wards and Lechmere pursuant to this agreement and, as of March 16, 1998, Montgomery Ward Credit has paid $485,000 to Wards in respect of such receivables during the current fiscal year.

Wards and Lechmere have entered into a Program Agreement dated October 12, 1989, as amended on March 6, 1997, with GE Capital, under which GE Capital pays certain manufacturers and distributors a discounted invoice price of products acquired by Wards and Lechmere and whereby Wards and Lechmere reimburse GE Capital for such payments according to an agreed-upon schedule. The aggregate amount of outstanding payments and other amounts payable under the Program Agreement is not to exceed $650 million at any one time. During the Company's 1997 fiscal year, Wards and Lechmere reimbursed approximately $147 million to GE Capital under the Program Agreement and the largest amount payable at any time during such fiscal year was approximately $650 million.

Wards entered into the Post-Petition Loan and Guaranty Agreement ("DIP Facility") with GE Capital as agent and lender; and various other lenders, on July 8, 1997, which was approved by the Bankruptcy Court on July 31, 1997. Under the DIP Facility, the lenders have agreed to provide a revolving credit and letter of credit facility, the maximum amount of which is based on the book value of eligible inventory (as defined in the DIP Facility), the fair market value of eligible real property (as defined in the DIP Facility) and the earnings of Signature. In no case may borrowings exceed $1 billion. Total letters of credit outstanding were $52 million at January 3, 1998. The Company had $811 million of borrowing availability under the DIP Facility at January 3, 1998. Under the DIP Facility, Wards may select among several interest rate options, all of which are based on market rates plus a margin. A commitment fee is payable based on the unused amount of the facility. The facility expires on July 7, 1999, or earlier in the case of an event of default. GE Capital's portion of the commitment under the DIP Facility is $300 million.

GE, the indirect parent of GE Capital, is, in the ordinary course of its business, a major supplier of consumer goods to Wards for sale at Wards' stores in the ordinary course of its business.

As more fully described above, Mr. Goddu is indebted to the Company under the Goddu Note in the initial principal amount of $2,000,000 and Mr. Brennan is indebted to the Company in connection with the loan provided him pursuant to the Relationship Agreement in the initial principal amount of $12,500,000. See Item 11 above.

In July 1997, Messrs. Austin and Caporale received loans at a 8-1/2% interest rate from Wards aggregating $654,000 and $656,425, respectively. Messrs. Austin and Caporale repaid within ninety days of such loans principal of $279,000 and $222,300, respectively, and interest thereon. The remaining balances of such loans is due July 11, 1999. The outstanding balance as of March 7, 1998 of the loans to Messrs. Austin and Caporale is $394,288.63 and $457,074.16, respectively.

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

  (a) 1. Financial Statements

                                                                           Page
                                                                          ------
Report of Independent Public Accountants                                    20
For the 53-Week Periods Ended January 3, 1998,
 and the 52-Week Periods Ended December 28,
 1996 and December 30, 1995
    Consolidated Statements of Income                                       21
    Consolidated Statements of Shareholders' Equity                         23
    Consolidated Statements of Cash Flows                                   26
Consolidated Balance Sheets at January 3, 1998
 and December 28, 1996                                                      22
Notes to Consolidated Financial Statements                                  28

  2. Financial Statement Schedules

  Schedules have been omitted because they are not applicable, not required, not material, or the required information is given in the financial statements or notes thereto or combined with the information presented in other schedules or exhibits.

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K (continued)

3.  Exhibits

     3.1 Third Restated Certificate of Incorporation of the Company, filed June 28, 1994, incorporated by reference to Exhibit 3.2
                   (ii) of the Company's Registration Statement on Form S-1 (Registration No. 33-33252).

     3.1 (i) Certificate of Amendment to Certificate of Incorporation of Montgomery Ward Holding Corp. dated October 25, 1994, incorporated by reference to Exhibit 3.2 (iv) of the Company's Quarterly Report on Form 10-Q for the fiscal quarterly period ended October 1, 1994.

     3.1 (ii) Certificate of Amendment to Certificate of Incorporation of Montgomery Ward Holding Corp. dated March 29, 1996, incorporated by reference to Exhibit 3.1 (ii) of the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1996.

     3.1 (iii)     Certificate of Amendment to Certificate of Incorporation of
                   Montgomery Ward Holding Corp. dated May 29, 1997, incorporated by reference to Exhibit 3.1 (iii) of the Company's Quarterly Report on Form 10-Q for the fiscal quarter quarterly period ended June 28, 1997.

     3.1 (iv) Certificated of Stock Designation of Montgomery Ward Holding Corp. dated May 29, 1997, incorporated by reference to
                   Exhibit 3.1 (iv) of the Company's Quarterly Report on Form 10-Q for the fiscal quarterly period ended June 28, 1997.

     3.3 Amended and Restated By-laws of the Company, dated as of December 29, 1994, incorporated by reference to Exhibit 3.3 of the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 1995.

     3.3 (i) Amendment to By-laws of Montgomery Ward Holding Corp., dated as of December 10, 1996, incorporated by reference to Exhibit
                   3.3 (i) of the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1996.

     9. Voting Trust Agreement dated as of June 21, 1988, incorporated by reference to Exhibit 3(a) of the Company's Registration Statement on Form S-1 (Registration No. 33-23403).

     9. (i) Voting Trust Agreement dated as of October 21, 1994, incorporated by reference to Exhibit 9. (i) of the Company's quarterly report on Form 10-Q for the fiscal quarterly period ended October 1, 1994.

     10. (i)(A)(1) Stockholders' Agreement dated as of June 17, 1988, as amended and restated as of December 29, 1994, incorporated by reference to Exhibit 4. (e) to the Company's Registration Statement on Form S-8 (Registration No. 33-57075).

     10. (i)(A)(2) Amendment Agreement dated as of December 10, 1996, incorporated by reference to Exhibit 1 of the Company's Current Report on Form 8-K for an event occurring January 6, 1997.

     10. (i)(A)(3) Montgomery Ward & Co., Incorporated Stock Ownership Plan
                   Terms and Conditions, as amended and restated, as of December 29, 1994, incorporated by reference to Exhibit 4. (f) of the Company's Registration Statement on Form S-1 (Registration No. 33-57075).

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K (continued)

3.  Exhibits (continued)

     10. (i) (A) (4)     Amendment No. 17 to Stockholders' Agreement, dated as
                         of March 31, 1997, incorporated by reference to Exhibit
                         10. (i) (A) (3) of the Company's Quarterly Report on
                         Form 10-Q for the fiscal quarterly period ended March
                         19, 1997.

     10. (i) (B)         Stock Purchase Agreement dated March 6, 1988 between
                         Mobil Corporation, Marcor Inc. and BFB Acquisition
                         Corp. incorporated by reference to Exhibit 10. (i) (B) of the Company's Registration Statement on Form S-1
                         (Registration No. 33-23403).

     10. (i) (C)         Subscription Agreement dated as of December 29, 1995
                         between General Electric Capital Corporation,
                         Montgomery Ward & Co., Montgomery Ward Holding Corp., and Bernard F. Brennan, incorporated by reference to
                         Exhibit 10. (i) (C) of the Company's Annual Report on
                         Form 10-K for the fiscal year ended December 30, 1995.

     10. (i) (F)         Note Purchase Agreements dated March 1, 1993 between
                         Montgomery Ward & Co., Incorporated and various lenders, incorporated by reference to Exhibit 10. (i)
                         (F) of the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1993.

     10. (i) (F) (1)     Amendment dated June 30, 1995 to Note Purchase
                         Agreements dated March 1, 1993 between Montgomery Ward
                         & Co., Incorporated and various lenders, incorporated by reference to Exhibit 10. (i) (F) (1) of the Company's quarterly report on Form 10-Q for the fiscal quarterly period ended July 1, 1995.

     10. (i) (F) (2)     Limited waiver and First Amendment to Note Purchase
                         Agreements dated as of March 29, 1997 among Montgomery
                         Ward & Co., Incorporated and various lenders, incorporated by reference to Exhibit 10. (i) (F) (2) of the Company's Quarterly Report on Form 10-Q for the fiscal quarterly period ended March 29, 1997.

     10. (i) (G)         U.S. $1,000,000,000 Post-Petition Loan and Guaranty
                         Agreement dated as of July 8, 1997, among Montgomery
                         Ward & Co., Incorporated and Lechmere, Inc. as borrowers and various guarantors and General Electric
                         Capital Corporation as agent and lender and various lenders, incorporated by reference to Exhibit 10. (i)
                         (G) of the Company's Quarterly Report on Form 10-Q for the fiscal quarterly period ended June 28, 1997.

     10. (i) (G) (1)     Waiver and First Amendment to Post-Petition Loan and
                         Guaranty Agreement dated as of July 30, 1997, incorporated by reference to Exhibit and 10. (i) (G)
                         (1) of the Company's Quarterly Report on Form 10-Q for the fiscal quarterly period ended June 28, 1997.

     10. (i) (G) (2)     Waiver to Post-Petition Loan and Guaranty Agreement
                         among Montgomery Ward & Co., as borrower; Montgomery
                         Ward Holding Corp. and other debtor subsidiaries of Montgomery Ward Holding Corp., as guarantors; General
                         Electric Capital Corporation, as agent and lender; and various lenders dated as of August 12, 1997, incorporated by reference to Exhibit 10. (i) (G) (2) of the Company's Quarterly Report on Form 10-Q for the fiscal quarterly period ended September 27, 1997.

     10. (i) (G) (3)     Waiver to Post-Petition Loan and Guaranty Agreement
                         among Montgomery Ward & Co., as borrower; Montgomery
                         Ward Holding Corp. and other debtor subsidiaries of Montgomery Ward Holding Corp., as guarantors; General
                         Electric Capital Corporation, as agent and lender; and various lenders dated as of September 24, 1997, incorporated by reference to Exhibit 10. (i) (G) (3) of the Company's Quarterly Report on Form 10-Q for the fiscal quarterly period ended September 27, 1997.

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K (continued)

3. Exhibits (continued)

     10. (i)(G)(4) Waiver to Post-Petition Loan and Guaranty Agreement among
                   Montgomery Ward & Co., as borrower; Montgomery Ward Holding Corp. and other debtor subsidiaries of Montgomery Ward Holding Corp., as guarantors; General Electric Capital Corporation, as agent and lender; and various lenders dated as of November 7, 1997.

     10. (i)(H)    Long Term Credit Agreement dated as of September 15, 1994
                   among Montgomery Ward & Co., Incorporated, various banks, The
                   First National Bank of Chicago, as Documentary Agent, The
                   Bank of Nova Scotia, as Administrative Agent, The Bank of New
                   York, as Negotiated Loan Agent and Bank of America National
                   Trust and Savings Association, as Advisory Agent, incorporated by reference to Exhibit 10. (i) (G) of the Company's Quarterly Report on Form 10-Q for the fiscal quarterly period ended October 1, 1994.

     10. (i)(H)(1) Amended Schedule 1 to the Long Term Credit Agreement dated as of September 15, 1994 among Montgomery Ward & Co., Incorporated, various banks, The First National Bank of Chicago, as Documentary Agent, The Bank of Nova Scotia, as Administrative Agent, The Bank of New York, as Negotiated Loan Agent and Bank of America National Trust and Savings Association, as Advisory Agent incorporated by reference to
                   Exhibit 10. (i) (H) (1) of the Company's Quarterly Report on Form 10-Q, for the fiscal quarterly period ended September 30, 1995.

     10. (i)(H)(2) Amendment dated March 19, 1996 to the Long Term Credit
                   Agreement dated as of September 15, 1994 among Montgomery Ward & Co., Incorporated, various banks, The First National Bank of Chicago, as Documentary Agent, The Bank of Nova Scotia, as Administrative Agent, The Bank of New York, as Negotiated Loan Agent and Bank of America National Trust and Savings Association, as Advisory Agent, incorporated by reference to Exhibit 10. (i) (H) (2) of the Company's Quarterly Report on Form 10-Q for the fiscal quarterly period ended March 30, 1996.

     10. (i)(H)(3) Amendment to Long Term Credit Agreement dated as of September
                   15, 1994 among Montgomery Ward & Co., Incorporated, various banks, The First National Bank of Chicago, as Documentary Agent, The Bank of Nova Scotia, as Administrative Agent, The Bank of New York, as Negotiated Loan Agent and Bank of America National Trust and Savings Association, as Advisory Agent, which became effective September 6, 1996, incorporated by reference to Exhibit 10. (i) (H) (3) of the Company's Quarterly Report on Form 10-Q for the fiscal quarterly period ended September 28, 1996.

     10. (i)(H)(4) Amendment to Long Term Credit Agreement dated as of December
                   23, 1996 among Montgomery Ward & Co., Incorporated, various banks, The First National Bank of Chicago, as Documentary Agent, The Bank of Nova Scotia, as Administrative Agent, The Bank of New York, as Negotiated Loan Agent and Bank of America National Trust and Savings Association, as Advisory Agent, incorporated by reference to Exhibit 10. (i) (H) (5) of the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1996.

     10. (i)(H)(5) Waiver and Fourth Amendment to Long Term Credit Agreement
                   dated as of March 29, 1997 among Montgomery Ward & Co., Incorporated and various banks, incorporated by reference to
                   Exhibit 10. (i) (H) (5) of the Company's Annual Report on Form 10-Q for the fiscal quarterly period ended March 29, 1997.

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K (continued)

3.  Exhibits (continued)

     10. (i)(I)    Short Term Credit Agreement dated as of September 15, 1994 among Montgomery Ward & Co., Incorporated, various banks, The
                   First National Bank of Chicago, as Documentary Agent, The
                   Bank of Nova Scotia, as Administrative Agent, The Bank of New
                   York, as Negotiated Loan Agent and Bank of America National
                   Trust and Savings Association, as Advisory Agent, incorporated by reference to Exhibit 10. (i) (H) of the Company's Quarterly Report on Form 10-Q for the fiscal quarterly period ended October 1, 1994.

     10. (i)(I)(1) Amended Schedule 1 to the Short Term Credit Agreement dated as of September 15, 1994 among Montgomery Ward & Co., Incorporated, various banks, The First National Bank of Chicago, as Documentary Agent, The Bank of Nova Scotia, as Administrative Agent, the Bank of New York, as Negotiated Loan Agent and Bank of America National Trust and Savings Association, as Advisory Agent, incorporated by reference to
                   Exhibit 10. (i) (I) (1) of the Company's Quarterly Report on Form 10-Q for the fiscal quarterly period ended September 30, 1995.

     10. (i)(I)(2) Amendment dated March 19, 1996 to the Short Term Credit
                   Agreement dated as of September 15, 1994 among Montgomery Ward & Co., Incorporated, various banks, The First National Bank of Chicago, as Documentary Agent, The Bank of Nova Scotia, as Administrative Agent, The Bank of New York, as Negotiated Loan Agent and Bank of America National Trust and Savings Association, as Advisory Agent, incorporated by reference to Exhibit 10. (i) (I) (2) of the Company's Quarterly Report on Form 10-Q for the fiscal quarterly period ended March 30, 1996.

     10. (i)(I)(3) Amendment dated September 6, 1996 to the Short Term Credit
                   Agreement dated as of September 15, 1994 among Montgomery Ward & Co., Incorporated, various banks, The First National Bank of Chicago, as Documentary Agent, The Bank of Nova Scotia, as Administrative Agent, The Bank of New York, as Negotiated Loan Agent and Bank of America National Trust and Savings Association, as Advisory Agent, incorporated by reference to Exhibit 10. (i) (I) (3) of the Company's Quarterly Report on Form 10-Q for the fiscal quarterly period ended September 28, 1996.

     10. (i)(I)(4) Confirmation of New Bank executed by The Industrial Bank of
                   Japan, Limited, Chicago Branch and The Bank of Nova Scotia, as Administrative Agent, pursuant to Section 2.6(c) of the Short Term Credit Agreement dated as of September 15, 1994 among Montgomery Ward & Co., Incorporated, various banks, The First National Bank of Chicago, as Documentary Agent, The Bank of Nova Scotia, as Administrative Agent, The Bank of New York, as Negotiated Loan Agent and Bank of America National Trust and Savings Association, as Advisory Agent, as amended and extended, and (b) a letter dated October 24, 1996 from The Bank of Nova Scotia, as Administrative Agent, to the Banks and other Agents who are parties to said Short Term Credit Agreement transmitting an attached revised Schedule 1 to such Agreement, incorporated by reference to Exhibit 10.
                   (i) (I) (4) of the Company's Quarterly Report on Form 10-Q for the fiscal quarterly period ended September 28, 1996.

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K (continued)

3.  Exhibits (continued)

     10. (i)(I)(5) Amendment dated December 23, 1996 to the Short Term Credit
                   Agreement dated as of September 15, 1994 among Montgomery Ward & Co., Incorporated, various banks, The First National Bank of Chicago, as Documentary Agent, The Bank of Nova Scotia, as Administrative Agent, The Bank of New York, as Negotiated Loan Agent and Bank of America National Trust and Savings Association, as Advisory Agent, incorporated by reference to Exhibit 10. (i) (I) (5) of the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1996.

     10. (i)(I)(6) Waiver and Fourth Amendment to Short Term Credit Agreement
                   dated as of March 29, 1997 among Montgomery Ward & Co., Incorporated and various banks, incorporated by reference to
                   Exhibit 10. (I) (I) (6) of the Company's Quarterly Report on Form 10-Q for the fiscal quarterly period ended March 29, 1997.

     10. (i)(J)    Note Purchase Agreement dated July 11, 1995 between
                   Montgomery Ward & Co., Incorporated and various lenders, incorporated by reference to Exhibit 10. (i) (J) of the Company's Quarterly Report on Form 10-Q for the fiscal quarterly period ended July 1, 1995.

     10. (i)(J)(1) Limited waiver and First Amendment to Note Purchase
                   Agreements dated as of March 29, 1997 among Montgomery Ward & Co., Incorporated and various lenders, incorporated by reference to Exhibit 10. (i) (F) (2) of the Company's Quarterly Report on Form 10-Q for the fiscal quarterly period ended March 29, 1997.

     10. (i)(L)    Credit Agreement dated as of September 27, 1996 as amended and restated as of October 21, 1996, among Signature
                   Financial/Marketing, Inc., various lenders, The Bank of New
                   York, as Documentation Agent and The Bank of Nova Scotia, as
                   Administrative Agent, incorporated by reference to Exhibit
                   10. (i) (L) of the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1996.

     10. (i)(L)(1) Amendment to Credit Agreement dated as of December 23, 1996 among Signature Financial/Marketing, Inc., various lenders, The Bank of New York, as Documentation Agent and The Bank of Nova Scotia, as Administrative Agent, incorporated by reference to Exhibit 10. (i) (L) (1) of the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1996.

     10. (i)(L)(2) Waiver Letter dated as of March 27, 1997 addressed to
                   Signature Financial/Marketing, Inc. from the Bank of New York and The Bank of Nova Scotia, incorporated by reference to
                   Exhibit 10. (i) (L) (2) of the Company's Quarterly Report on Form 10-Q for the fiscal quarterly period ended March 29, 1997.

     10. (i)(L)(3) Correction Letter Agreement dated as of March 27, 1997 among
                   Signature Financial/Marketing, Inc., The Bank of New York and The Bank of Nova Scotia, incorporated by reference to Exhibit
                   10. (i) (L) (3) of the Company's Quarterly Report on Form 10-Q for the fiscal quarterly period ended March 29, 1997.

     10. (i)(L)(4) Waivers and Recision of Acceleration dated July 15, 1997, among The Bank of New York, The Bank of Nova Scotia and Signature Financial/Marketing, Inc., incorporated by reference to Exhibit 10. (i) (L) (4) of the Company's Quarterly Report on Form 10-Q for the fiscal quarterly period ended June 28, 1997.

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K (continued)

3.  Exhibits (continued)

     10. (i)(L)(5) Waiver, Amendment and Extension Agreement dated as of August
                   29, 1997, among Signature Financial Marketing, Inc., various lenders, The Bank of New York, as Documentation Agent and The Bank of Nova Scotia, as Administrative Agent.

     10. (i)(M)    Credit Agreement dated October 4, 1996 among Montgomery Ward
                   & Co., Incorporated, various lenders, The Bank of Nova
                   Scotia, as Administrative Agent, and The Bank of New York, as
                   Documentation Agent, incorporated by reference to Exhibit 10.
                   (i) (M) of the Company's Quarterly Report on Form 10-Q for the fiscal quarterly period ended September 28, 1996.

     10. (i)(M)(1) Amendment to Credit Agreement dated as of December 23, 1996 among Montgomery Ward & Co., Incorporated, various lenders, The Bank of Nova Scotia, as Administrative Agent, and The Bank of New York, as Documentation Agent, incorporated by reference to Exhibit 10. (i) (M) (1) of the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1996.

     10. (i)(M)(2) Second Amendment to Credit Agreement dated as of December 23,
                   1996 among Montgomery Ward & Co., Incorporated, various lenders, The Bank of Nova Scotia, as Administrative Agent, and The Bank of New York, as Documentation Agent, incorporated by reference to Exhibit 10. (i) (M) (2) of the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1996.

     10. (i)(M)(3) Waiver and Third Amendment to Credit Agreement dated as of
                   March 29, 1997 among Montgomery Ward & CO., Incorporated and various lenders, incorporated by reference to Exhibit 10. (i)
                   (M) (3) of the Company's Quarterly Report on Form 10-Q for the fiscal quarterly period ended March 29, 1997.

     10. (i)(N)    Asset Purchase, License & Agency Agreement for the Purchase
                   of Certain Assets of Lechmere, Inc. and Montgomery Ward &
                   Co., Incorporated, by Schottenstein Bernstein Capital Group
                   LLC dated August 14, 1997, incorporated by reference to
                   Exhibit 10. (i) (N) of the Company's Quarterly Report on Form
                   10-Q for the fiscal quarterly period ended September 27, 1997.

     10. (i)(O)    Agency Agreement between Schottenstein Bernstein Capital
                   Group LLC and Montgomery Ward & Co., Incorporated, as of
                   August 14, 1997, incorporated by reference to Exhibit 10. (i)
                   (O) of the Company's Quarterly Report on Form 10-Q for the fiscal quarterly period ended September 27, 1997.

     10. (i)(P)    Agency Agreement dated as of October 31, 1997 between the
                   joint venture composed of Gordon Brothers Partners, Inc., Hilco Trading, Inc./Garcel, Inc. D/B/A Great American Asset
                   Management and Alco Capital Group, Inc., as agent and
                   Montgomery Ward & Co., Incorporated.

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K (continued)

3.  Exhibits (continued)

     10. (ii)(A)*    Interim Consumer Credit Card Program dated as of April 1,
                     1996, as amended, restated and renamed the Bank Credit Card
                     Program Agreement dated as of April 1, 1996 by and between Monogram Credit Card Bank of Georgia and Montgomery Ward &
                     Co., Incorporated, incorporated by reference to Exhibit 10.
                     (ii) (A) of the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1996.

     10. (ii)(B)*    Account Purchase Agreement dated as of June 24, 1988, as
                     amended, restated and renamed the Account-Related Agreement and dated as of April 1, 1996 by and between Montgomery
                     Ward Credit Corporation and Montgomery Ward & Co.,
                     Incorporated, incorporated by reference to Exhibit 10. (ii)
                     (B) of the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1996.

     10. (ii)(C)(1)  Letter Agreement dated as of April 1, 1996 between
                     Signature Financial/Marketing, Inc., Monogram Credit Card Bank of Georgia, Montgomery Ward Credit Corporation, and Montgomery Ward & Co., Incorporated, incorporated by reference to Exhibit 10. (ii) (C) (1) of the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1996.

     10. (ii)(C)(2)  Letter Agreement dated as of April 1, 1996 between
                     Signature Financial/Marketing, Inc. and Montgomery Ward Credit Corporation, incorporated by reference to Exhibit
                     10. (ii) (C) (2) of the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1996.

     10. (ii)(C)(3)  Letter Agreement dated September 17, 1996 between
                     Montgomery Ward & Co., Incorporated, Monogram Credit Card Bank of Georgia and Montgomery Ward Credit Corporation, incorporated by reference to Exhibit 10. (ii) (C) (3) of the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1996.

     10. (ii)(C)(4)* Letter Agreement dated as of August 2, 1995 between
                     Monogram Retailer Credit Services, Inc. and Montgomery Ward & Co., Incorporated, incorporated by reference to Exhibit
                     10. (ii) (C) (4) of the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1996.

     10. (ii)(D)*    Interim Consumer Credit Card Program Agreement dated as of
                     March 13, 1996 between Monogram Credit Card Bank of Georgia and Lechmere, Inc., incorporated by reference to Exhibit
                     10. (ii) (D) of the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1996.

     10. (ii)(D)(1)* Letter Agreement dated January 23, 1996 between Montgomery
                     Ward & Co., Incorporated, Montgomery Ward Credit and General Electric Capital Corporation, incorporated by reference to Exhibit 10. (ii) (D) (1) of the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1996.

     10. (ii)(D)(2)  Letter Agreement dated March 13, 1996 between Montgomery
                     Ward & Co., Incorporated, Lechmere, Inc., General Electric Capital Corporation and Montgomery Ward Credit Corporation, incorporated by reference to Exhibit 10. (ii) (D) (2) of the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1996.

* Confidential treatment has been requested from the Secretary of the Commission, with respect to portions of this document.

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K (continued)

3.  Exhibits (continued)

     10. (ii)(E)*   MWCC Program Agreement dated as of April 3, 1996 between
                    Montgomery Ward Credit Corporation, Montgomery Ward & Co.,
                    Incorporated and Lechmere, Inc., incorporated by reference to Exhibit 10. (ii) (E) of the Company's Annual Report on
                    Form 10-K for the fiscal year ended December 28, 1996.

     10. (ii)(F)    Letter Agreement dated July 7, 1997, among Montgomery Ward &
                    Co., Incorporated, Monogram Credit Card Bank of Georgia,
                    Montgomery Ward Credit Corporation and Lechmere, Inc., incorporated by reference to Exhibit 10. (ii) (F) of the Company's Quarterly Report on Form 10-Q for the fiscal quarterly period ended June 28, 1997.

     10. (iii)(A)   Program Agreement dated October 12, 1989 between Montgomery
                    Ward & Co., Incorporated and General Electric Capital
                    Corporation, incorporated by reference to Exhibit 10. (iii)
                    (A) of the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1996.

     10. (iii)(B)   Amendment to Program Agreement dated March 4, 1997 between
                    General Electric Corporation, Montgomery Ward & Co.,
                    Incorporated and Lechmere, Inc., incorporated by reference to Exhibit 10. (iii) (B) of the Company's Annual Report on
                    Form 10-K for the fiscal year ended December 28, 1996.

     10. (iii)(C)   Waiver letter of General Electric Capital Corporation dated
                    March 27, 1997, incorporated by reference to Exhibit 10.
                    (iii) (C) of the Company's Quarterly Report on Form 10-Q for the fiscal quarterly period ended March 27, 1997.

     10. (iii)(D)   Letter Agreement dated June 25, 1997 among General Electric
                    Capital Corporation, Montgomery Ward Holding Corp.,
                    Montgomery Ward & Co., Incorporated and Lechmere, Inc., incorporated by reference to Exhibit 10. (iii) (D) of the Company's Quarterly Report on Form 10-Q for the fiscal quarterly period ended June 28, 1997.

     10. (iv)(A)    Montgomery Ward & Co., Incorporated Stock Ownership Plan,
                    amended and restated as of May 20, 1994, incorporated by reference to Exhibit 10. (iv) (A) (ii) (A) of the Company's
                    Registration Statement on Form S-1 (No. 33-33252).

     10. (iv)(A)(1) Amendment No. 1 to the Amended and Restated Montgomery Ward
                    & Co. Stock Ownership Plan dated October 20, 1994, incorporated by reference to Exhibit 10. (iv) (A) (iii) of the Company's Quarterly Report on Form 10-Q for the fiscal quarterly period ended October 1, 1994.

     10. (iv)(A)(2) Amendment No. 2 to the Amended and Restated Montgomery Ward
                    & Co., Incorporated Stock Ownership Plan, dated as of May 29, 1997, incorporated by reference to Exhibit 10. (iv) (A)
                    (2) of the Company's Quarterly Report on Form 10-Q for the fiscal quarterly period ended June 28, 1997.

* Confidential treatment has been requested from the Secretary of the Commission, with respect to portions of this document.

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K (continued)

3.  Exhibits (continued)

     10. (iv)(B)    Montgomery Ward & Co., Incorporated Long-Term Incentive
                    Plan, incorporated by reference to Exhibit 10. (iv) (B) of the Company's Registration Statement on Form S-1
                    (Registration No. 33-23403).

     10. (iv)(B)(i) Montgomery Ward & Co., Incorporated Executive Long-Term
                    Incentive Plan, incorporated by reference to Exhibit 10.
                    (iv) (B) (1) of the Company's Registration Statement on Form S-1 (No. 33-33252).

     10. (iv)(C)    Montgomery Ward & Co., Incorporated Performance Management
                    Program, incorporated by reference to Exhibit 10. (iv) (C) of the Company's Registration Statement on Form S-1
                    (Registration No. 33-23403).

     10. (iv)(C)(i) Montgomery Ward & Co., Incorporated Senior Executive
                    Performance Management Program, incorporated by reference to
                    Exhibit 10. (iv) (C) (i) of the Company's Registration Statement on Form S-1 (No. 33-33252).

     10. (iv)(D)    Montgomery Ward & Co., Incorporated Retirement Security Plan
                    (as amended and restated effective as of January 1, 1994), incorporated by reference to Exhibit 10. (iv) (D) of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

     10. (iv)(D)(1) First Amendment to the Montgomery Ward & Co., Incorporated
                    Retirement Security Plan dated October 9, 1995, incorporated by reference to Exhibit 10. (iv) (D) (1) of the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1996.

     10. (iv)(D)(2) Second Amendment to the Montgomery Ward & Co., Incorporated
                    Retirement Security Plan dated October 31, 1996, incorporated by reference to Exhibit 10. (iv) (D) (2) of the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1996.

     10. (iv)(D)(3) Third Amendment to the Montgomery Ward & Co., Incorporated
                    Retirement Security Plan, incorporated by reference to
                    Exhibit 10. (iv) (D) (3) of the Company's Quarterly Report on Form 10-Q for the fiscal quarterly period ended March 27, 1997.

     10. (iv)(D)(4) Fourth amendment to the Montgomery Ward & Co., Incorporated
                    Retirement Security Plan, incorporated by reference to
                    Exhibit 10. (iv) (D) (4) of the Company's Quarterly Report on Form 10-Q for the fiscal quarterly period ended June 28, 1997.

     10. (iv)(D)(5) Fifth amendment to the Montgomery Ward & Co., Incorporated
                    Retirement Security Plan effective September 17, 1997.

     10. (iv)(E)    Montgomery Ward & Co., Incorporated Supplemental Retirement
                    Plan, incorporated by reference to Exhibit 10. (iv) (E) of the Company's Registration Statement on Form S-1
                    (Registration No. 33-23403).

     10. (iv)(F)    Montgomery Ward Holding Corp. Directors Fee and Stock
                    Ownership Plan, incorporated by reference to Exhibit 10.
                    (iv) (F) of the Company's Registration Statement on Form S-1
                    (Registration No. 33-41161).

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K (continued)

3. Exhibits (continued)

     10. (iv)(G)    Montgomery Ward Holding Corp. Senior Officer Severance Plan,
                    incorporated by reference to Exhibit 10. (iv) (G) of the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1993.

     10. (iv)(G)(1) Montgomery Ward & Co., Incorporated Executive Committee
                    Severance Plan.

     10. (iv)(H)    Montgomery Ward & Co., Incorporated Savings and Profit
                    Sharing Plan (as amended and restated as of January 1, 1994), incorporated by reference to the Company's Annual
                    Report on Form 10-K for the fiscal year ended December 31, 1994.

     10. (iv)(H)(1) First Amendment to the Montgomery Ward & Co., Incorporated
                    Savings and Profit Sharing Plan dated as of October 31, 1996, incorporated by reference to Exhibit 10. (iv) (H) (1) of the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1996.

     10. (iv)(H)(2) Second Amendment to the Montgomery Ward & Co., Incorporated
                    Savings and Profit Sharing Plan, incorporated by reference to Exhibit 10. (iv) (H) (2) of the Company's Quarterly Report on Form 10-Q for the fiscal quarterly period ended June 28, 1997.

     10. (iv)(I)    Montgomery Ward & Co., Incorporated Success Plan,
                    incorporated by reference to Exhibit 10. (iv) (I) of the Company's Registration Statement on Form S-1 (No.33-33252).

     10. (iv)(J)    Form of Montgomery Ward Special Retention Plan document
                    entered into with the following persons: Alan E. DiGangi, Spencer H. Heine, Carol J. Harms, Robert A. Kasenter,
                    Frederick E. Meiser, Edwin G. Pohlmann, Robert J. Stevenish and John Workman, incorporated by reference to Exhibit 10.
                    (iv) (J) of the Company's Quarterly Report on Form 10-Q for the fiscal quarterly period ended March 30, 1996.

     10. (iv)(L)    Form of Montgomery Ward Change of Control Security Plan
                    document entered into with the following persons: Alan E.
                    DiGangi, Spencer H. Heine, Carol J. Harms, Robert A.
                    Kasenter, Frederick E. Meiser, Edwin G. Pohlmann, Robert J.
                    Stevenish and John Workman, incorporated by reference to
                    Exhibit 10. (iv) (L) of the Company's Quarterly Report on
                    Form 10-Q for the fiscal quarterly period ended March 30, 1996.

     10. (v) Relationship Agreement effective December 10, 1996 between Bernard F. Brennan, Montgomery Ward Holding Corp., Montgomery Ward & Co., Incorporated and General Electric Capital Corporation, incorporated by reference to Exhibit
                    10. (v) of the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1996.

     10. (vi)(A)    Employment Agreement effective December 20, 1996 between
                    Montgomery Ward & Co., Incorporated, Montgomery Ward Holding
                    Corp., and Roger V. Goddu, incorporated by reference to
                    Exhibit 10. (vi) of the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1996.

     10. (vi)(B)    Letter Agreement dated December 20, 1996 between General
                    Electric Capital Corporation and Roger V. Goddu.

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K (continued)

3. Exhibits (continued)

     10. (vi)(C)    Letter Agreement dated November 3, 1997 between Montgomery
                    Ward & Co., Incorporated and Roger V. Goddu, regarding Court
                    Approval of Executive Compensation Plan for Executive
                    Committee Members and Montgomery Ward & Co., Incorporated
                    Special Emergence Bonus Plan.

     10. (vii)(A)   Employment Agreement effective January 31, 1997 between
                    Montgomery Ward & Co., Incorporated, Montgomery Ward Holding
                    Corp., and Burnett Donoho, incorporated by reference to
                    Exhibit 10. (vii) of the Company's Annual Report on Form 10-
                    K for the fiscal year ended December 28, 1996.

     10. (vii)(B)   General Release and Agreement Not to Sue dated January 23,
                    1998 between Montgomery Ward & Co., Incorporated and Burnett
                    Donoho.

     10. (viii)     Line of Credit Agreement effective December 19, 1996 between
                    Montgomery Ward & Co., Incorporated and The Northern Trust
                    Company, incorporated by reference to Exhibit 10. (viii) of the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1996.

     10. (ix)(A)    Employment Agreement effective November 3, 1997, between
                    Montgomery Ward & Co., Incorporated and Alan E. DiGangi.

     10. (ix)(B)    Letter agreement dated November 3, 1997, between Montgomery
                    Ward & Co., Incorporated and Alan E. DiGangi, regarding court approval of Executive Compensation Plan for Executive
                    Committee members and Montgomery Ward & Co., Incorporated
                    Special Emergence Bonus Plan.

     10. (x)(A)     Employment Agreement effective January 28, 1997, between
                    Montgomery Ward & Co., Incorporated and Thomas Grimes, incorporated by reference to Exhibit 10. (x) of the Company's Annual Report of Form 10-K for the fiscal year ended December 28, 1996.

     10. (x)(B)     Letter Agreement dated February 18, 1997 between General
                    Electric Capital Corporation and Thomas Grimes.

     10. (x)(C)     Letter Agreement dated November 3, 1997, between Montgomery
                    Ward & Co., Incorporated and Thomas Grimes, regarding court approval of Executive Compensation Plan for Executive
                    Committee members and Montgomery Ward & Co., Incorporated
                    Special Emergence Bonus Plan.

     10. (xi)(A)    Employment Agreement effective April 15, 1997, between
                    Montgomery Ward & Co., Incorporated and Thomas J. Austin.

     10. (xi)(B)    Letter Agreement dated April 30, 1997 between General
                    Electric Capital Corporation and Thomas J. Austin.

     10. (xi)(C)    Letter Agreement dated November 3, 1997, between Montgomery
                    Ward & Co., Incorporated and Thomas J. Austin, regarding court approval of Executive Compensation Plan for Executive
                    Committee members and Montgomery Ward & Co., Incorporated
                    Special Emergence Bonus Plan.

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K (continued)

3.  Exhibits (continued)

     10. (xii) (A) Employment Agreement effective April 15, 1997, between
                   Montgomery Ward & Co., Incorporated and Louis J. Caporale.

     10. (xii) (B) Letter Agreement dated April 30, 1997 between General
                   Electric Capital Corporation and Louis. J. Caporale.

     10. (xii) (C) Letter agreement dated November 3, 1997, between Montgomery
                   Ward & Co., Incorporated and Louis J. Caporale, regarding court approval of Executive Compensation Plan for Executive Committee members and Montgomery Ward & Co., Incorporated Special Emergence Bonus Plan.

     10. (xiv)     Employment Agreement dated April 11, 1997 between Montgomery
                   Ward & Co., Incorporated and Spencer H. Heine, incorporated by reference to Exhibit 10. (xiv) of the Company's Quarterly
                   Report on Form 10-Q for the fiscal quarterly period ended
                   March 29, 1997.

     10. (xv) Employment Agreement dated March 6, 1998 between Montgomery Ward & Co., Incorporated and Worthington Linen.

     11.  Not applicable.

     12.  Not applicable.

     13.  Not applicable.

     16.  Not applicable.

     18.  Not applicable.

     19.  Not applicable.

     21. Subsidiaries of the Registrant, incorporated by reference to Exhibit 21 of the Company's Registration Statement on Form S-1 (Registration No. 33-33252).

     22.  Not applicable.

     23.  Consent of independent public accountants.

     24.  Not applicable.

     27.  Financial data schedule.

     28.  Not applicable.

     (b)  Reports on Form 8-K.

          None during the fiscal quarter ended January 3, 1998.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant, Montgomery Ward Holding Corp., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGISTRANT         MONTGOMERY WARD HOLDING CORP.


BY                 /s/ Thomas J. Paup
                   -------------------------------------------------------------
NAME AND TITLE     Thomas J. Paup, Executive Vice President, Chief Financial
                    Officer
DATE               April 2, 1998


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


BY                 /s/ Roger V. Goddu
                   -------------------------------------------------------------
NAME AND TITLE     Roger V. Goddu, Director and Chief Executive Officer
DATE               April 2, 1998


BY                 /s/ Thomas J. Paup
                   -------------------------------------------------------------
NAME AND TITLE     Thomas J. Paup, Executive Vice President, Chief Financial
                    Officer
DATE               April 2, 1998

BY
                   -------------------------------------------------------------
NAME AND TITLE     Bernard F. Brennan, Director
DATE               _____, 1998


BY                 /s/ Thomas J. Paup
                   -------------------------------------------------------------
NAME AND TITLE     Silas S. Cathcart*, Director
DATE               April 2, 1998

BY
                   -------------------------------------------------------------
NAME AND TITLE     Tommy T. Cato, Director
DATE               _____, 1998


BY                 /s/ Thomas J. Paup
                   -------------------------------------------------------------
NAME AND TITLE     Denis J. Nayden*, Director
DATE               April 2, 1998

* By power of attorney.

BY                 /s/ Thomas J. Paup
                   -------------------------------------------------------------
NAME AND TITLE     James A. Parke*, Director
DATE               April 2, 1998


BY                 /s/ Thomas J. Paup
                   -------------------------------------------------------------
NAME AND TITLE     Edward D. Stewart*, Director
DATE               April 2, 1998


BY                 /s/ Thomas J. Paup
                   -------------------------------------------------------------
NAME AND TITLE     Gary C. Wendt*, Director
DATE               April 2, 1998

* By power of attorney.

                                 EXHIBIT INDEX
                                 -------------

10. (i)   (G) (4)   Waiver to Post-Petition Loan and Guaranty Agreement among
                    Montgomery Ward & Co., as borrower; Montgomery Ward Holding
                    Corp. and other debtor subsidiaries of Montgomery Ward
                    Holding Corp., as guarantors; General Electric Capital
                    Corporation, as agent and lender; and various lenders dated as of November 7, 1997.

10. (i)   (L) (5)   Waiver, Amendment and Extension Agreement dated as of August
                    29, 1997, among Signature Financial Marketing, Inc., various lenders, The Bank of New York, as Documentation Agent and
                    The Bank of Nova Scotia, as Administrative Agent.

10. (i)   (P)       Agency Agreement dated as of October 31, 1997 between the
                    joint venture composed of Gordon Brothers Partners, Inc., Hilco Trading, Inc./Garcel, Inc. D/B/A Great American Asset
                    Management and Alco Capital Group, Inc., as agent and
                    Montgomery Ward & Co., Incorporated.

10. (iv)  (D) (5)   Fifth Amendment to the Montgomery Ward & Co., Incorporated
                    Retirement Security Plan effective September 17, 1997.

10. (iv)  (G) (1)   Montgomery Ward & Co., Incorporated Executive Committee
                    Severance Plan.

10. (vi)  (B)       Letter Agreement dated December 20, 1996 between General
                    Electric Capital Corporation and Roger V. Goddu.

10. (vi)  (C)       Letter Agreement dated November 3, 1997 between Montgomery
                    Ward & Co., Incorporated and Roger V. Goddu, regarding Court
                    Approval of Executive Compensation Plan for Executive
                    Committee Members and Montgomery Ward & Co., Incorporated
                    Special Emergence Bonus Plan.

10. (vii) (B)       General Release and Agreement Not to Sue dated January 23,
                    1998 between Montgomery Ward & Co., Incorporated and Burnett
                    Donoho.

10. (ix)  (A)       Employment Agreement effective November 3, 1997, between
                    Montgomery Ward & Co., Incorporated and Alan E. DiGangi.

10. (ix)  (B)       Letter Agreement dated November 3, 1997 between Montgomery
                    Ward & Co., Incorporated and Alan E. DiGangi, regarding
                    Court Approval of Executive Compensation Plan for Executive
                    Committee Members and Montgomery Ward & Co., Incorporated
                    Special Emergence Bonus Plan.

10. (x)   (B)       Letter Agreement dated February 18, 1997 between General
                    Electric Corporation and Thomas Grimes.

10. (x)   (C)       Letter Agreement dated November 3, 1997 between Montgomery
                    Ward & Co., Incorporated and Thomas Grimes, regarding Court
                    Approval of Executive Compensation Plan for Executive
                    Committee Members and Montgomery Ward & Co., Incorporated
                    Special Emergence Bonus Plan.

10. (xi)  (A)       Employment Agreement effective April 15, 1997 between
                    Montgomery Ward & Co., Incorporated and Thomas J. Austin.

10. (xi)  (B)       Letter Agreement dated April 30, 1997 between General
                    Electric Corporation and Thomas J. Austin.

10. (xi)  (C)       Letter Agreement dated November 3, 1997 between Montgomery
                    Ward & Co., Incorporated and Thomas J. Austin, regarding
                    Court Approval of Executive Compensation Plan for Executive
                    Committee Members and Montgomery Ward & Co., Incorporated
                    Special Emergence Bonus Plan.

10. (xii) (A)       Employment Agreement effective April 15, 1997 between
                    Montgomery Ward & Co., Incorporated and Louis J. Caporale.

10. (xii) (B)       Letter Agreement dated April 30, 1997 between General
                    Electric Corporation and Louis J. Caporale.

10. (xii) (C)       Letter Agreement dated November 3, 1997 between Montgomery
                    Ward & Co., Incorporated and Louis J. Caporale, regarding
                    Court Approval of Executive Compensation Plan for Executive
                    Committee Members and Montgomery Ward & Co., Incorporated
                    Special Emergence Bonus Plan.

10. (xv) Employment Agreement effective March 6, 1998 between Montgomery Ward & Co., Incorporated and Worthington W. Linen.

23.            Consent of Independent Public Accountants.

27.            Financial Data Schedule.