Form 10-Q
period 1998-04-04
MONTGOMERY WARD HOLDING CORP
filed 1998-05-15
CIK 836974

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549-1004

                               ----------------

                                   FORM 10-Q


            X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           ---        THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED APRIL 4, 1998

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

As of May 15, 1998 the Registrant had 18,322,215 shares of Class A Common Stock and 25,000,000 shares of Class B Common Stock outstanding.

================================================================================

                         Montgomery Ward Holding Corp.
                      For the Quarter Ended April 4, 1998

                    Index to Quarterly Report on Form 10-Q

                                                                         Page

Part I  -  Financial Information.


Item 1.    Financial Statements (Unaudited).

           Consolidated Statements of Income.                               3
           Consolidated Balance Sheets.                                     4
           Consolidated Statements of Cash Flows.                           5
           Notes to Consolidated Financial Statements.                      7

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations.                                      11

Part II -  Other Information.                                              15

                         MONTGOMERY WARD HOLDING CORP.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)


                                                                                 For the 13-Week
                                                                                  Periods Ended
                                                                             -----------------------
                                                                             April 4,      March 29,
(In millions, except per share amounts)                                        1998          1997
                                                                             --------      ---------
Revenues
  Net sales, including leased and licensed department sales                   $  772        $1,119
  Direct response marketing revenues, including insurance                        219           210
                                                                              ------        ------
      Total Revenues                                                             991         1,329
                                                                              ------        ------

Costs and Expenses
  Cost of goods sold, including net occupancy and buying expense                 625           997
  Operating, selling, general and administrative expenses, including
    benefits and losses of direct response operations (Note 4)                   447           518
  Interest expense                                                                13            40
                                                                              ------        ------
      Total Costs and Expenses                                                 1,085         1,555
                                                                              ------        ------

Loss before Reorganization Costs and Income Taxes                                (94)         (226)
Reorganization Costs (Note 5)                                                     16             -
                                                                              ------        ------
Loss before Income Taxes                                                        (110)         (226)
Income Tax Benefit                                                                 -           (85)
                                                                              ------        ------
Net Loss                                                                        (110)         (141)
Preferred Stock Dividend Requirements                                              -             3
                                                                              ------        ------
Net Loss Applicable to Common Shareholders                                    $ (110)       $ (144)
                                                                              ------        ------
Net Loss per Common Share (Note 6)
  Class A                                                                     $(2.99)       $(3.71)
  Class B                                                                      (2.19)        (3.05)

                See notes to consolidated financial statements.

                         MONTGOMERY WARD HOLDING CORP.
                          CONSOLIDATED BALANCE SHEETS

                                                                    April 4,     January 3,
(In millions)                                                         1998         1998
                                                                    --------     ----------
                                                                  (Unaudited)
Assets
  Cash and cash equivalents                                          $  234        $  189
  Short-term investments                                                  1             1
  Investments of insurance operations                                   353           358
                                                                     ------        ------
      Total cash and investments                                        588           548

  Trade and other accounts receivable                                   277           234
  Accounts and notes receivable from affiliates                           8             6
                                                                     ------        ------
      Total Receivables                                                 285           240

  Merchandise inventories                                             1,179         1,120
  Prepaid pension cost                                                  374           366
  Properties, plant and equipment, net of accumulated depreciation
    and amortization                                                  1,072         1,088
  Direct response and insurance acquisition costs                       547           559
  Other assets                                                          298           352
  Deferred income taxes                                                 299           299
                                                                     ------        ------
      Total Assets                                                   $4,642        $4,572
                                                                     ======        ======

Liabilities
  Short-term debt                                                    $  102        $  102
  Trade accounts payable                                                419           442
  Accrued liabilities and other obligations                             700           736
  Insurance policy claim reserves                                       242           241
  Long-term debt                                                        355           122
  Liabilities subject to compromise (Note 3)                          3,472         3,468
                                                                     ------        ------
      Total Liabilities                                               5,290         5,111

Commitments and Contingent Liabilities (Note 7)

Redeemable Preferred Stock                                              177           177

Shareholders' Deficit
  Common stock                                                            1             1
  Capital in excess of par value                                         64            64
  Retained deficit                                                     (761)         (651)
  Unrealized gain on marketable equity securities                        10             9
  Less:  treasury stock, at cost                                       (139)         (139)
                                                                     ------        ------
      Total Shareholders' Deficit                                      (825)         (716)
                                                                     ------        ------
      Total Liabilities and Shareholders' Deficit                    $4,642        $4,572
                                                                     ======        ======

                See notes to consolidated financial statements.

                         MONTGOMERY WARD HOLDING CORP.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                             For the 13-Week
                                                              Periods Ended
                                                           --------------------
                                                           April 4,   March 29,
(In millions)                                                1998       1997
                                                           --------   ---------
Cash flows used for operating activities:
Net loss                                                     $(110)     $(141)
Adjustments to reconcile net loss to net cash used for
  operating activities:
  Net receipts of cash relating to disposition of assets
    of Lechmere, Inc. and closing of Electric Avenue &
    More stores                                                 41          -
  Depreciation and goodwill amortization                        29         35
  Amortization of direct response and insurance
    acquisition costs                                           59         61
  Deferred income taxes                                          -        (96)
Changes in operating assets and liabilities:
  Trade and other accounts receivable                          (43)        39
  Accounts and notes receivable from affiliates                 (2)         2
  Merchandise inventories                                      (60)       143
  Prepaid pension cost                                          (8)        (4)
  Direct response and insurance acquisition costs              (47)       (57)
  Other assets                                                  14        (17)
  Trade accounts payable                                         6       (245)
  Accrued liabilities and other obligations                    (47)       (77)
  Insurance policy claim reserves                                1          3
  Liabilities subject to compromise                            (13)         -
                                                             -----      -----
Net cash used for operating activities                        (180)      (354)
                                                             -----      -----

Cash flows provided by (used for) investing activities:
  Purchase of short-term investments                             -        (43)
  Sale of short-term investments                                 -         42
  Purchase of investments of insurance operations             (215)      (101)
  Sale of investments of insurance operations                  221        142
  Capital expenditures                                         (10)       (21)
  Disposition of properties, plants and equipment, net          (1)         -
                                                             -----      -----
    Net cash provided by (used for) investing activities      $ (5)     $  19
                                                             -----      -----


                See notes to consolidated financial statements.

                         MONTGOMERY WARD HOLDING CORP.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                     For the 13-Week
                                                                      Periods Ended
                                                                   --------------------
                                                                   April 4,   March 29,
(In millions)                                                        1998       1997
                                                                   --------   ---------
Cash flows provided by financing activities:
  Borrowings under Post-Petition Loan and Guaranty Agreement, net    $234       $ --
  Proceeds from short-term borrowings, net                            --          409
  Payments of long-term debt                                           (1)         (2)
  Payments of obligations under capital leases                         (3)         (2)
  Cash dividends paid                                                 --           (6)
                                                                     ----        ----
    Net cash provided by financing activities                         230         399
                                                                     ----        ----
Increase in cash and cash equivalents                                  45          64
Cash and cash equivalents at beginning of period                      189          32
                                                                     ----        ----
Cash and cash equivalents at end of period                           $234        $ 96
                                                                     ====        ====
Supplemental disclosure of cash flow information:
  Interest paid                                                      $  8        $ 19

Non-cash investing activity:
  Change in unrealized gain on marketable equity securities          $  1        $  3


                See notes to consolidated financial statements.

                         MONTGOMERY WARD HOLDING CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1. Accounting Policies

Basis of Presentation

   The accompanying consolidated financial statements are unaudited. The consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto filed with the Securities and Exchange Commission in the 1997 Annual Report on Form 10-K of Montgomery Ward Holding Corp. ("MW Holding" or, together with its subsidiaries, the "Company"). Capitalized terms not otherwise defined herein have the meaning ascribed to such terms in the 1997 Annual Report on Form 10-K. Certain prior period amounts have been reclassified to be comparable with the current period presentation.

Comprehensive Income

   In 1998, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), Reporting Comprehensive Income. This statement establishes rules for the reporting of comprehensive income and its components. Comprehensive income (loss) consists of unrealized holding gains and losses on available-for-sale securities. The adoption of SFAS 130 had no impact on total shareholders' equity. Comprehensive loss was $109 million and $138 million for the quarterly periods ended April 4, 1998 and March 29, 1997, respectively.

2. Reorganization

   At the close of business on July 7, 1997 (the "Petition Date"), MW Holding and certain of its U.S. subsidiaries filed petitions for reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. These related proceedings are being jointly administered under the caption "In re Montgomery Ward Holding Corp., a Delaware corporation, et. al.", Case No. 97-1409 (PJW). The following U.S. subsidiaries were not included in the bankruptcy filings: Signature Financial/Marketing, Inc. and its direct and indirect subsidiaries ("Signature"); Marinco Insurance U.S.A., Inc. ("Marinco"); and Montgomery Ward Foundation.

   The Company expects to reorganize its affairs under the protection of Chapter 11 and to propose a Chapter 11 plan of reorganization for itself and the other filing subsidiaries, including Montgomery Ward & Co., Incorporated ("Wards"). The Bankruptcy Court has granted the Company's request to extend its exclusive right to file a plan of reorganization through September 15, 1998. The Company expects to file a motion to further extend such exclusive right to file a plan of reorganization. Although management expects to file a plan of reorganization in late 1998 or 1999, which would contemplate emergence in 1999, there can be no assurance at this time that a plan of reorganization will be proposed by the Company or approved or confirmed by the Bankruptcy Court, or that such plan will be consummated. After the expiration of the exclusivity period, creditors of the Company have the right to propose alternative plans of reorganization. Any plan of reorganization, among other things, is likely to result in elimination of the equity of existing shareholders, as a result of the issuance of equity to creditors or new investors.

                         MONTGOMERY WARD HOLDING CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


2. Reorganization (continued)

   The accompanying financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the Chapter 11 filing and circumstances relating to this event, including the Company's leveraged financial structure and losses from operations, such realization of assets and liquidation of liabilities is subject to uncertainty. While under the protection of Chapter 11, the Company may sell or otherwise dispose of assets, and liquidate or settle liabilities, for amounts other than those reflected in the financial statements. Further, a plan of reorganization could materially change the amounts reported in the financial statements, which do not give effect to all adjustments of the carrying value of assets or liabilities that might be necessary as a consequence of a plan of reorganization.

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

                                                           April 4,
            (In millions)                                    1998
                                                           --------
            Accounts payable                                $1,375
            Long-term Credit Agreement                         603
            Short-term Credit Agreement                        456
            Note Purchase Agreements                           276
            Other Long-term Debt                                 9
            Obligations under capital leases                    48
            Lease and other contract rejection claims           96
            Other liabilities                                  609
                                                            ------
                                                            $3,472
                                                            ======

   The Company has $81 million of liabilities due Signature and Marinco which have been eliminated in consolidation but are subject to compromise.

4. Insurance, Benefits and Losses

   Operating, selling, general and administrative expenses include benefits and losses related to direct response marketing operations of $39 million and $34 million for the 13-week periods ended April 4, 1998 and March 29, 1997, respectively.

                         MONTGOMERY WARD HOLDING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


5. Reorganization Costs

   Reorganization costs recorded in the first quarter of fiscal 1998 of $16 million consisted of professional fees, fees relating to the Interim Account Agreement (see Note 8), accrued retention bonuses not yet paid and other expenses incurred relating to reorganization activities.

6. Net Loss Per Common Share

   Net loss per common share is computed as follows:

                                                           For the 13-Week                                  For the 13-Week
                                                             Period Ended                                     Period Ended
                                                            April 4, 1998                                    March 29, 1997
                                            -------------------------------------------       --------------------------------------
(In millions, except share and per
  share amounts)                                  Class A                  Class B                  Class A               Class B
                                            ------------------       ------------------       ------------------       -------------
Net loss applicable to common
   shareholders                                    $       (55)             $       (55)             $       (68)        $      (76)

Weighted-average number of common
   shares outstanding                               18,322,237               25,000,000               18,322,248         25,000,000

Net loss per share                                 $     (2.99)             $     (2.19)             $     (3.71)        $    (3.05)

   Basic and diluted earnings per share are the same for the 13-week periods ended April 4, 1998 and March 29, 1997, as all common stock equivalents are antidilutive due to the net loss incurred during these periods.

7. Commitments and Contingent Liabilities

   MW Holding, Wards and its subsidiaries are engaged in various litigation and have a number of unresolved claims, as set forth in the 1997 Annual Report on Form 10-K. While the amounts claimed are substantial and the ultimate liability with respect to such litigation and claims cannot be determined at this time, management is of the opinion that such liability, to the extent not provided for through insurance or otherwise, is not likely to have a material impact on the financial condition and the results of operations of the Company.

8. Customer Credit Agreements

   On April 3, 1998, the Bankruptcy Court approved an interim amendment to the Bank Program and Account-Related Agreements ("Interim Account Agreement") that provides the Company the ability to utilize the private label credit card through the expected duration of the Company's Chapter 11 status. The Interim Account Agreement provides for additional payments to Montgomery Ward Credit Corporation ("Montgomery Ward Credit"), an affiliate of General Electric Capital Corporation, of $2.5 million for the months of January 1998 through June 1998, $3.0 million per month for the remainder of 1998, $2.5 million per month from January 1999 though June 1999, and $2.0 million per month from July 1999 through December 1999.

                         MONTGOMERY WARD HOLDING CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


8. Customer Credit Agreements (continued)

   Wards is obligated to make all such payments through December 1999, except in the circumstance where the Company would be liquidated, then payments shall be made through the later of the date of liquidation termination or the last Thursday in June 1999. The Interim Account Agreement will terminate on the earliest of the following events: (a) the date the Bankruptcy Court enters an order for rejection of the Agreements, (b) the sale of the portfolio of receivables covered by the Agreements, (c) the date the Bankruptcy Court enters an order for assumption of the Agreements, provided Montgomery Ward Credit may withdraw its consent to assumption at any time prior to such an order, (d) if the Bankruptcy Court enters an order after March 18, 1998, whereby over 100 retail stores are to close, (e) upon adoption by the Company's or Wards' Board of a resolution for liquidation, or (f) December 31, 1999.

                         MONTGOMERY WARD HOLDING CORP.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The following discussion and analysis of results of operations for the Company compares the first quarter of 1998 to the first quarter of 1997. All dollar amounts referred to in this discussion are in millions, and all income and expense items are shown before income taxes, unless specifically stated otherwise.

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

Results of Operations

First Quarter 1998 Compared with First Quarter 1997

   Consolidated total revenues (net sales and direct response marketing revenues, including insurance) were $991, compared with $1,329 in the first quarter 1997, decreasing by $338, or 25%. The $338 total revenue decrease consisted of a $347 decrease in net sales (a 31% decrease) and a $9 increase in direct marketing revenues (a 4% increase). Sales on a comparable store basis decreased approximately 6% after adjusting for the closing of stores, the exit of the personal computer product line and the effect of the calendar shift, as discussed below. The increase in direct response marketing revenues was primarily due to new product line sales. The decrease in net sales is attributable to the closing of 44 retail stores in conjunction with the Company's decision in August 1997 to exit its non-core retail businesses, the closing of 47 retail stores and liquidation and outlet centers in November 1997, and the closing of 8 other underperforming retail stores and 2 other liquidation and outlet stores during 1997. The closed stores reported net sales of $245 in the first quarter of 1997. The sales decrease was also caused by the Company's decision in the third quarter of 1997 to exit its personal computer product offerings which reported sales of $27 in the first quarter of 1997. Wards' 1997 fiscal year was a 53-week year; therefore, the first quarter of 1998 does not consist of comparable weeks with the 1997 first quarter. As the first quarter of 1997 included an additional week of the post-Christmas selling season, the impact of the calendar shift resulted in decreased sales of $24. Wards' management also believes that the decline in promotional offers to Wards' credit cardholders and an aggressive markdown and promotional advertising strategy to liquidate inventory during the first quarter of 1997 contributed to the first quarter 1998 sales decrease.

                         MONTGOMERY WARD HOLDING CORP.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)

First Quarter 1998 Compared with First Quarter 1997 (continued)

   Gross margin (net sales less cost of goods sold) dollars were $147, an increase of $25, or 20%, from the first quarter 1997. This increase was due to an increase in the gross margin rate on sales of $90 and decreased occupancy and other margin-related expenses of $35 primarily related to the closed stores, offset by the gross margin impact of decreased sales of $100. The improvement of 8 percentage points in the gross margin rate in the first quarter of 1998 as compared to the first quarter of 1997 was due the effects of the closing of the Lechmere, Wards and Electric Avenue & More stores of 4 percentage points and the increase in the margin rate of comparable stores of 4 percentage points. The 4 percentage point increase in the margin rate at comparable stores was attributable to the impact of higher margins in the apparel, home, electronics and appliance businesses as a result of a more profitable, trend-right product offering, as well as the negative impact of the aggressive markdowns strategy employed in the first quarter of 1997 to liquidate inventories.

   Operating, selling, general and administrative expenses decreased $71, or 14%, from the first quarter 1997. The decrease is primarily due to the closing of the Lechmere, Inc. stores of $41, decreased payroll costs primarily related to the closing of the Wards and Electric Avenue & More stores of $32, and a decrease in advertising and other promotional costs of $25, offset by decreased product service income of $15, increased bad debt expense of $10 and all other costs of $2.

   Net interest expense decreased $27, or 68%, from the prior year. The Company stopped accruing interest on its pre-petition short-term debt in connection with the Chapter 11 filing. The weighted-average borrowings for the first quarter of 1998, excluding pre-petition debt, decreased by approximately $1,000 as compared to the first quarter of 1997.

   No income tax benefit was recorded for the first quarter of 1998 as compared to a benefit of $85 for the first quarter of 1997 due to the Company's substantial net operating loss carryforwards.

Discussion of Financial Condition

   As discussed in Note 2 to the Consolidated Financial Statements, due to the inability of Wards to negotiate an out-of-court settlement with its lenders, MW Holding and certain of its subsidiaries have filed petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Court. As a result of the Chapter 11 filing the Company and those subsidiaries have ceased making certain debt, interest, trade payable and other liability payments that arose prior to the Chapter 11 filing. Payments related to these liabilities are deferred, in most cases, until a plan for reorganization is confirmed by the Bankruptcy Court.

   Net cash used in the Company's operating activities totaled $180 compared to $354 for the first quarter of 1997, a decrease of $174. The lower cash usage is summarized as follows:

      Cash impact of smaller operating loss            $119
      Net cash received from facility closings           41
      All other cash from operations                     14
                                                       ----
                                                       $174
                                                       ====


                         MONTGOMERY WARD HOLDING CORP.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Discussion of Financial Condition (continued)

   Net cash provided by financing activities totaled $230 for the first quarter 1998, compared to $399 for the first quarter 1997. The Company had borrowed to the full extent of its financing facilities prior to the Chapter 11 filing, with the exception of the Seasonal Credit Agreement. Net borrowings under the DIP facility were $234 in the first quarter of 1998.

   Wards is the only subsidiary of the Company and, therefore, Wards and its subsidiaries are the Company's sole source of funds.

   Wards entered into the DIP Facility on July 8, 1997, as amended, which was approved by the Bankruptcy Court on July 31, 1997. Under the DIP Facility, the lenders have agreed to provide a revolving credit and letter of credit facility, the maximum amount of which is based on the book value of eligible inventory (as defined in the DIP Facility), the fair market value of eligible real property (as defined in the DIP Facility) and the earnings of Signature. In no case may borrowings exceed $1,000. Under the DIP Facility, Wards may select among several interest rate options, all of which are based on market rates plus a margin. A commitment fee is payable based on the unused amount of the facility. The facility expires on July 7, 1999, or earlier in the case of an event of default. Total borrowings outstanding were $284 and letters of credit outstanding were $96 at April 4, 1998. The Company had $605 of borrowing availability under the DIP Facility at April 4, 1998.

   On February 20, 1998, Wards obtained a waiver and second amendment to the DIP Facility (the "Waiver and Second Amendment Agreement") which was approved by the Bankruptcy Court on March 31, 1998. The Waiver and Second Amendment Agreement waived and amended certain provisions of the DIP Facility, including a reduction in the level of earnings required, as defined in the DIP Agreement.

   The Company is currently in default of the terms of each of the Long-Term Credit Agreement, the Short-Term Credit Agreement and the Note Purchase Agreements and no future amounts may be drawn thereunder. The Company was in default of the Seasonal Credit Agreement, which was terminated as a result of the Chapter 11 filings. There were no borrowings outstanding under this agreement.

   Signature borrowed $102 under a Credit Agreement ("Signature Credit Agreement") dated as of September 27, 1996 as amended and restated October 21, 1996 between Signature and various lenders, as further modified and amended. The proceeds were used to repay the intercompany loan from Wards to Signature arising from Signature's acquisition of the Amoco Motor Club. The loan matured on January 31, 1998 and has not been repaid. In March 1998, Signature received a commitment from a new lender for a secured loan in the amount of $100 which would enable Signature to repay the amounts borrowed under the Signature Credit Agreement by June 30, 1998. The lenders have agreed to extend the maturity date of the loan under the Signature Credit Agreement to the earlier of June 30, 1998 or the funding of the replacement loan facility provided Signature, as part of such extension, pledges the stock of certain Signature subsidiaries, provides limited guarantees from certain Signature subsidiaries, and agrees to certain additional terms specified by the lenders. If the new lender's commitment were to be terminated, the aforementioned extension agreement would also terminate.

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

                         MONTGOMERY WARD HOLDING CORP.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Discussion of Financial Condition (continued)

   The Company intends to improve its financial condition and reduce its dependence on borrowing by increasing its sales base, controlling expenses and potentially closing additional stores. Management has reevaluated the Company's merchandising, marketing, store operations and real estate strategies, and is in the early stages of implementing the new strategy.

   Future cash is expected to continue to be provided by ongoing operations, receipt of payment for credit sales under the agreements with Montgomery Ward Credit Companies and borrowings under the DIP Facility.

   In April 1998, Wards entered into a non-binding letter of intent with respect to the sale of its corporate complex in Chicago, IL and the leaseback of certain office space. As of the date of the filing of this Form 10-Q, Wards is negotiating definitive documentation with respect to such sale and leaseback. If such sale were to occur based on the terms of the non-binding letter of intent, the Company would incur no adverse financial impact.

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

Other Matters

   In 1998, the Company adopted AICPA Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities," which requires that costs of start-up activities, including organization costs, be expensed as incurred. The Company had no start-up costs capitalized as of January 3, 1998 and, therefore, the adoption of this statement had no effect on the financial statements.

                          MONTGOMERY WARD HOLDING CORP.


Part II - Other Information

Item 1.   Legal Proceedings

          None.

Item 2.   Changes in Securities

          None.

Item 3.   Defaults Upon Senior Securities

   The Company's Certificate of Incorporation provides that the holders of shares of New Senior Preferred Stock of the Company are entitled to receive, before any dividends may be declared or paid upon or set aside for the Common Stock, cash dividends in quarterly payments on the last business day of March, June, September and December. The Company did not make any dividend payment with respect to the New Senior Preferred Stock on June 30, 1997. The holder of all 1,750 outstanding shares of the New Senior Preferred Stock would have been entitled to receive $3,066,875 in such dividend on such date. Such amount also represents the total arrearage on the payment of dividends on the New Senior Preferred Stock as of the date of filing of this report.

   The redemption provisions of the New Senior Preferred Stock have been stayed by the Chapter 11 proceedings. No further dividends will be declared or paid prior to the approval of a plan of reorganization.

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

Item 4.   Submission of Matters to a Vote of Security Holders

          None.

Item 5.   Other Information

          None.

                         MONTGOMERY WARD HOLDING CORP.


Item 6.   Exhibits and reports on Form 8-K

     (a)  Exhibits

          10.(i)(G)(5)   Waiver and Second Amendment to Post-Petition Loan and
                         Guaranty Agreement among Montgomery Ward & Co.,
                         Incorporated, as borrower; Montgomery Ward Holding
                         Corp. and other debtor subsidiaries of Montgomery Ward
                         Holding Corp., as guarantors; General Electric Capital
                         Corporation, as agent and lender; and various lenders dated as of February 20, 1998.

          10.(ii)(B)(1)  Letter Agreement dated March 27, 1998 by and between
                         Montgomery Ward & Co., Incorporated and Monogram Credit Card Bank of Georgia amending the Bank Program Agreement dated as of April 1, 1996.

          10.(ii)(B)(2)  Letter Agreement dated March 20, 1998 by and between
                         Montgomery Ward & Co., Incorporated and Montgomery Ward Credit Corporation amending the Account-Related Agreement dated as of April 1, 1996.

          10.(ii)(B)(3)  Interim Amendment Agreement Relating to Bank Program
                         and Account-Related Agreements dated as of April 1, 1998 by and between Monogram Credit Card Bank of Georgia, Montgomery Ward Credit Corporation and Montgomery Ward & Co., Incorporated.

          27.            Financial Data Schedule.


     (b)  Reports on Form 8-K

          None.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGISTRANT                 MONTGOMERY WARD HOLDING CORP.

BY                         /s/ Thomas J. Paup
                           ----------------------------------
NAME AND TITLE             Thomas J. Paup, Executive Vice
                             President and Chief Financial Officer

DATE:                      May 15, 1998

                                 Exhibit Index
                                 -------------

10.(i)(G)(5)        Waiver and Second Amendment to Post-Petition Loan and
                    Guaranty Agreement among Montgomery Ward & Co., Incorporated as borrower; Montgomery Ward Holding Corp. and other debtor subsidiaries of Montgomery Ward Holding Corp., as
                    guarantors; General Electric Capital Corporation, as agent and lender; and various lenders dated as of February 20,
                    1998.

10.(ii)(B)(1)       Letter Agreement dated March 27, 1998 by and between
                    Montgomery Ward & Co., Incorporated and Monogram Credit Card
                    Bank of Georgia amending the Bank Program Agreement dated as of April 1, 1996.

10.(ii)(B)(2)       Letter Agreement dated March 20, 1998 by and between
                    Montgomery Ward & Co., Incorporated and Montgomery Ward
                    Credit Corporation amending the Account-Related Agreement
                    dated as of April 1, 1996.

10.(ii)(B)(3)       Interim Amendment Agreement Relating to Bank Program and
                    Account-Related Agreements dated as of April 1, 1998 by and between Monogram Credit Card Bank of Georgia, Montgomery
                    Ward Credit Corporation and Montgomery Ward & Co.,
                    Incorporated.

27.                 Financial Data Schedule.