Form 10-Q
period 1998-07-04
MONTGOMERY WARD HOLDING CORP
filed 1998-08-18
CIK 836974

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549-1004

                                  ____________

                                   FORM 10-Q


             X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             -
                      THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JULY 4, 1998

                                       OR

             _ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

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

                           Yes    [X]       No  [_]

As of August 18, 1998 the Registrant had 18,322,152 shares of Class A Common Stock and 25,000,000 shares of Class B Common Stock outstanding.

================================================================================

                         Montgomery Ward Holding Corp.
                       For the Quarter Ended July 4, 1998

                     Index to Quarterly Report on Form 10-Q



                                                                       Page
Part I  - Financial Information.


Item 1.   Financial Statements (Unaudited).

          Consolidated Statements of  Income.                            3
          Consolidated Balance Sheets.                                   4
          Consolidated Statements of Cash Flows.                         5
          Notes to Consolidated Financial Statements.                    7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.                          13


Part II - Other Information.                                            19

                         MONTGOMERY WARD HOLDING CORP.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                               For the 13-week             For the 26-week
                                                                Periods Ended               Periods Ended
                                                            ---------------------       ---------------------
                                                            July 4,      June 28,       July 4,      June 28,
(In millions, except per share amounts)                       1998         1997          1998          1997
                                                            -------      --------       -------      --------
Revenues
    Net sales, including leased and licensed department
     sales                                                   $  841        $1,151        $1,613       $ 2,270
    Direct response marketing revenues, including
     insurance                                                  214           214           433           424
                                                             ------        ------        ------       -------
      Total Revenues                                          1,055         1,365         2,046         2,694
                                                             ------        ------        ------       -------
Costs and expenses
    Cost of goods sold, including net occupancy and
      buying expense                                            678         1,070         1,303         2,067
    Operating, selling, general and administrative
     expenses, including benefits and losses of
     direct response operations (Note 5)                        438           594           885         1,112
    Interest expense                                             15            46            28            86
                                                             ------        ------        ------       -------
      Total Costs and Expenses                                1,131         1,710         2,216         3,265
                                                             ------        ------        ------       -------
Loss before Reorganization Costs and Income Taxes               (76)         (345)         (170)         (571)
Reorganization Costs (Note 6)                                    58             -            74             -
                                                             ------        ------        ------       -------
Loss before Income Taxes                                       (134)         (345)         (244)         (571)
Income Tax Benefit                                                -          (129)            -          (214)
                                                             ------        ------        ------       -------
Net Loss                                                       (134)         (216)         (244)         (357)
Preferred Stock Dividend Requirements                             -             5             -             8
                                                             ------        ------        ------       -------
Net Loss Applicable to Common Shareholders                   $ (134)       $ (221)       $ (244)      $  (365)
                                                             ======        ======        ======       =======
Net Loss per Common Share (Note 7)
 Class A                                                     $(3.68)       $(6.10)       $(6.67)      $(10.08)
 Class B                                                      (2.70)        (4.36)        (4.89)        (7.21)


                See notes to consolidated financial statements.

                         MONTGOMERY WARD HOLDING CORP.
                          CONSOLIDATED BALANCE SHEETS


                                                                                         July 4,                      January 3,
(In millions)                                                                              1998                          1998
                                                                                        ----------                    ---------
                                                                                        (Unaudited)
Assets
    Cash and cash equivalents                                                             $  178                        $  189
    Short-term investments                                                                     1                             1
    Investments of insurance operations                                                      370                           358
                                                                                          ------                        ------
      Total cash and investments                                                             549                           548

    Trade and other accounts receivable                                                      277                           234
    Accounts and notes receivable from affiliates                                             17                             6
                                                                                          ------                        ------
      Total Receivables                                                                      294                           240

    Merchandise inventories                                                                1,058                         1,120
    Prepaid pension cost                                                                     384                           366
    Properties, plant and equipment, net of accumulated depreciation
      and amortization                                                                     1,044                         1,088
    Direct response and insurance acquisition costs                                          528                           559
    Other assets                                                                             292                           352
    Deferred income taxes                                                                    301                           299
                                                                                          ------                        ------
      Total Assets                                                                        $4,450                        $4,572
                                                                                          ======                        ======

Liabilities
    Short-term debt  (Note 3)                                                             $  102                        $  102
    Trade accounts payable                                                                   360                           442
    Accrued liabilities and other obligations                                                722                           736
    Insurance policy claim reserves                                                          244                           241
    Long-term debt                                                                           371                           122
    Liabilities subject to compromise (Note 4)                                             3,433                         3,468
                                                                                          ------                        ------
      Total Liabilities                                                                    5,232                         5,111

Commitments and Contingent Liabilities (Note 8)

Redeemable Preferred Stock                                                                   177                           177

Shareholders' Deficit
    Common stock                                                                               1                             1
    Capital in excess of par value                                                            65                            64
    Retained deficit                                                                        (895)                         (651)
    Unrealized gain on marketable equity securities                                            9                             9
    Less:  Treasury stock, at cost                                                          (139)                         (139)
                                                                                          ------                        ------
      Total Shareholders' Deficit                                                           (959)                         (716)
                                                                                          ------                        ------
      Total Liabilities and Shareholders' Deficit                                         $4,450                        $4,572
                                                                                          ======                        ======


                See notes to consolidated financial statements.

                         MONTGOMERY WARD HOLDING CORP.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                                            For the 26-Week
                                                                                             Periods Ended
                                                                            ------------------------------------------------
                                                                                 July 4,                       June 28,
(In millions)                                                                      1998                          1997
                                                                            ------------------            ------------------
Cash flows used for operating activities:
Net loss                                                                                 $(244)                        $(357)
Adjustments to reconcile net loss to net cash used for operating activities:
    Net receipts of cash relating to disposition of assets of
     Lechmere, Inc. and closing of Wards and Electric Avenue & More stores                  45                             -
    Provision for reorganization costs                                                      42                             -
    Depreciation and goodwill amortization                                                  56                            69
    Amortization of direct response and insurance acquisition costs                        120                           123
    Deferred income taxes                                                                   (2)                         (210)
    Other                                                                                    1                             -
Changes in operating assets and liabilities:
    Trade and other accounts receivable                                                    (43)                           47
    Accounts and notes receivable from affiliates                                          (11)                           10
    Merchandise inventories                                                                 59                           269
    Prepaid pension cost                                                                   (18)                           (8)
    Direct response and insurance acquisition costs                                        (89)                         (109)
    Other assets                                                                            17                            17
    Trade accounts payable                                                                 (57)                          (73)
    Accrued liabilities and other obligations                                              (36)                         (147)
    Federal income taxes payable                                                             -                            (4)
    Insurance policy claim reserves                                                          3                             2
    Liabilities subject to compromise                                                      (39)                            -
                                                                            ------------------            ------------------
      Net cash used for operating activities                                              (196)                         (371)
                                                                            ------------------            ------------------
Cash flows provided by (used for) investing activities:
    Purchase of investments of insurance operations                                       (513)                         (289)
    Sale of investments of insurance operations                                            501                           325
    Purchase of short-term investments                                                       -                           (85)
    Sale of short-term investments                                                           -                            87
    Capital expenditures                                                                   (34)                          (35)
    Disposition of properties, plants and equipment, net                                     1                             3
                                                                            ------------------            ------------------
      Net cash provided by (used for) investing activities                               $ (45)                        $   6
                                                                            ------------------            ------------------

                See notes to consolidated financial statements.

                         MONTGOMERY WARD HOLDING CORP.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                                            For the 26-Week
                                                                                             Periods Ended
                                                                            ------------------------------------------------

                                                                                  July 4,                     June 28,
(In millions)                                                                       1998                        1997
                                                                            --------------------        --------------------
Cash flows provided by financing activities:
    Borrowings under Post-Petition Loan and Guaranty Agreement, net                        $ 250                       $ -
    Restricted cash applied as payments under Long Term Credit
      Agreement                                                                              (14)                        -
    Proceeds from short-term borrowings, net                                                   -                         409
    Payments of long-term debt                                                                (1)                         (5)
    Payments of obligations under capital leases                                              (5)                         (3)
    Cash dividends paid                                                                        -                          (4)
                                                                            --------------------        --------------------
      Net cash provided by financing activities                                              230                         397
                                                                            --------------------        --------------------
Increase (decrease) in cash and cash equivalents                                             (11)                         32
Cash and cash equivalents at beginning of period                                             189                          32
                                                                            --------------------        --------------------
Cash and cash equivalents at end of period                                                 $ 178                       $  64
                                                                            ====================        ====================
Supplemental disclosure of cash flow information:
      Income taxes paid                                                                    $   2                       $   -
      Interest paid                                                                           20                          65

Non-cash investing activity:
    Change in unrealized gain on marketable equity securities                              $   -                       $  (5)

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

Comprehensive Income

    In 1998, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), Reporting Comprehensive Income. This statement establishes rules for the reporting of comprehensive income and its components. Comprehensive income (loss) consists of net income (loss) plus unrealized holding gains and losses on available-for-sale securities. The adoption of SFAS 130 had no impact on total shareholders' equity. Comprehensive loss was $135 million and $223 million for the quarterly periods ended July 4, 1998 and June 28, 1997, respectively, and $244 million and $363 million for the 26-week periods then ended, respectively.

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

3.  Short-term Debt

    Signature borrowed $102 under a Credit Agreement ("Signature Credit Agreement") dated as of September 27, 1996 as amended and restated October 21, 1996 between Signature and various lenders, as further modified and amended. The proceeds were used to repay the intercompany loan from Wards to Signature arising from Signature's acquisition of the Amoco Motor Club. The loan matured on January 31, 1998 and has not been repaid. The lenders agreed to extend the maturity date of the loan under the Signature Credit Agreement to the earlier of July 31, 1998 or the funding of the replacement loan facility provided Signature, as part of such extension, pledges the stock of certain Signature subsidiaries, provides limited guarantees from certain Signature subsidiaries, and agrees to certain additional terms specified by the lenders. Signature has requested a further extension of the maturity date of the loan through September 1998 from the lenders. Although the Company believes the lenders will extend the maturity date of the loan, it cannot assure that such request will be granted. On August 13, 1998, the Company filed a motion with the Bankruptcy Court to permit a debtor subsidiary of the Company to lend Signature the funds to repay its loan. The Creditors Committee has indicated it will support the Company's motion. Any such loan will require approval of the DIP Facility lenders.

                         MONTGOMERY WARD HOLDING CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


4.  Liabilities Subject to Compromise

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

                                                    July 4,  January 3,
         (In millions)                               1998      1998
                                                    -------  ----------
         Accounts payable                            $1,364    $1,340
         Long Term Credit Agreement                     603       603
         Short Term Credit Agreement                    442       456
         Note Purchase Agreements                       276       276
         Other Long-term Debt                             9         9
         Obligations under capital leases                46        51
         Lease and other contract rejection claims      103       104
         Other liabilities                              590       629
                                                     ------    ------
                                                     $3,433    $3,468
                                                     ======    ======




    The Company has $80 million of liabilities due Signature and Marinco which have been eliminated in consolidation but are subject to compromise.

    As a result of the bankruptcy filing, no principal or interest payments will be made on any pre-petition debt without Bankruptcy Court approval or until a reorganization plan defining the repayment terms has been approved. In June 1998, upon approval of the Bankruptcy Court, cash held in segregated accounts by various banks, who were lenders to the Company under the Long Term Credit Agreement and Short Term Credit Agreement, totaling $24 million was offset against pre-petition debt ($14 million) and interest ($10 million) claims.

    Contractual interest expense not recorded on certain pre-petition debt totaled $31 million and $61 million for the 13-week and 26-week periods ended July 4, 1998.

5.  Insurance, Benefits and Losses

    Operating, selling, general and administrative expenses include benefits and losses related to direct response marketing operations of $26 million and $37 million for the 13-week periods ended July 4, 1998 and June 28, 1997, respectively, and $65 million and $71 million for the 26-week periods then ended, respectively.

                         MONTGOMERY WARD HOLDING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


6.  Reorganization Costs

    Reorganization costs recorded in fiscal 1998 consisted of the following (in millions):

                                                13-Week          26-Week
                                             Period Ended     Period Ended
                                             July 4, 1998     July 4, 1998
                                             ------------     ------------
Wards store closings                              26               $26
Interim Account Agreement Fees (Note 9)            6                12
Professional fees                                  5                10
Distribution center closings                       8                 8
Other                                             14                21
Interest income                                   (1)               (3)
                                             ------------     ------------
                                                 $58               $74
                                             ============     ============

    In June 1998, the Bankruptcy Court approved a motion filed by Wards to close an additional nine underperforming stores. The Company recorded a pre-tax charge of $26 million associated with the closing of these stores, which includes losses and costs associated with the liquidation of assets, lease rejection claims, severance payments, and other related expenses.

    Professional fees incurred consisted of consulting and legal fees for bankruptcy activity and restructuring efforts on behalf of the Company and Creditors' Committee.

    Restructuring of distribution facilities includes expenses associated with the closing and downsizing of facilities including the losses on liquidation of assets, lease rejection claims, severance payments, and other related expenses.

    Other reorganization costs represent expenses associated with retention bonuses not yet paid, the exit of certain product lines and other expenses.

                         MONTGOMERY WARD HOLDING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


7.  Net Loss Per Common Share

    Net loss per common share is computed as follows:

                                                       For the 13-Week                      For the 13-Week
                                                         Period Ended                        Period Ended
                                                         July 4, 1998                        June 28, 1997
                                               -------------------------------     ------------------------------

     (In millions, except share and per
       share amounts)                             Class A           Class B           Class A          Class B
                                               -------------     -------------     ------------     -------------
     Net loss applicable to common
        shareholders                            $       (67)       $       (67)      $      (112)     $      (109)

     Weighted-average number of common
        shares outstanding                       18,322,174         25,000,000        18,322,248       25,000,000

     Net loss per share                         $     (3.68)       $     (2.70)      $     (6.10)     $     (4.36)

                                                      For the 26-Week                     For the 26-Week
                                                        Period Ended                       Period Ended
                                                        July 4, 1998                       June 28, 1997
                                               --------------------------------    ------------------------------
     (In millions, except share and per
       share amounts)                             Class A           Class B           Class A          Class B
                                               -------------     -------------     ------------     -------------
     Net loss applicable to common
        shareholders                           $      (122)      $      (122)      $      (185)     $      (180)

     Weighted-average number of common
        shares outstanding                      18,322,195        25,000,000        18,322,248       25,000,000


     Net loss per share                        $     (6.67)      $     (4.89)      $    (10.08)     $     (7.21)

    Basic and diluted earnings per share are the same for the 13-week and 26-week periods ended July 4, 1998 and June 28, 1997, as all common stock equivalents are antidilutive due to the net loss incurred during these periods.

8.  Commitments and Contingent Liabilities

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

                         MONTGOMERY WARD HOLDING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


9.  Customer Credit Agreements

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

    Wards is obligated to make all such payments through December 1999, except in the circumstance where the Company would be liquidated, then payments shall be made through the later of the date of termination or the last Thursday in June 1999. The Interim Account Agreement will terminate on the earliest of the following events: (a) the date the Bankruptcy Court enters an order for rejection of the Agreements, (b) the sale of the portfolio of receivables covered by the Agreements, (c) the date the Bankruptcy Court enters an order for assumption of the Agreements, provided Montgomery Ward Credit may withdraw its consent to assumption at any time prior to such an order, (d) if the Bankruptcy Court enters an order after March 18, 1998, whereby over 100 retail stores are to close, (e) upon adoption by the Company's or Wards' Board of Directors a resolution for liquidation, or (f) December 31, 1999.

                         MONTGOMERY WARD HOLDING CORP.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    The following discussion and analysis of results of operations for the Company compares the second quarter of 1998 to the second quarter of 1997, as well as the first six months of 1998 to the first six months of 1997. All dollar amounts referred to in this discussion are in millions and all income and expense items are shown before income taxes, unless specifically stated otherwise.

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

Results of Operations

Second Quarter 1998 Compared with Second Quarter 1997

    Consolidated total revenues (net sales and direct response marketing revenues, including insurance) were $1,055, compared with $1,365 in the second quarter 1997, decreasing by $310, or 23%. The decrease was caused by the decline in net sales (a 27% decrease). Sales on a comparable store basis decreased approximately 5% after adjusting for the closing of stores and the exit of the personal computer product line. The decrease in net sales is attributable to the closing of 101 retail stores and liquidation and outlet centers in the second half of 1997 as a result of the Company's decision to exit its non-core retail businesses and to close certain underperforming Wards retail stores. The closed stores reported net sales of $242 in the second quarter of 1997. The sales decrease was also caused by the Company's decision in the third quarter of 1997 to exit its personal computer product offerings which reported sales of $26 in the second quarter of 1997. Wards' management also believes that the decline in promotional offers to Wards' credit cardholders and an aggressive markdown and promotional advertising strategy to liquidate inventory during the second quarter of 1997 contributed to the second quarter 1998 sales decrease.

                         MONTGOMERY WARD HOLDING CORP.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)

Second Quarter 1998 Compared with Second Quarter 1997 (continued)

    Gross margin (net sales less cost of goods sold) dollars were $163, an increase of $82, or 101%, from the second quarter 1997. This increase was due to an increase in the gross margin rate on sales of $140 and decreased occupancy and other margin-related expenses of $31 primarily related to the closed stores, offset by the gross margin impact of decreased sales of $89. The improvement of 12 percentage points in the gross margin rate in the second quarter of 1998 as compared to the second quarter of 1997 was due to the effects of the increase in the margin rates in all categories of merchandise and the impact of closing Lechmere and Electric Avenue & More stores, which historically reported lower gross margin rates. The increase in the margin rate for comparable stores was attributable to a more profitable, trend-right product offering, as well as the negative impact of the aggressive markdowns strategy employed in the second quarter of 1997 to liquidate inventories.

    Operating, selling, general and administrative expenses decreased $156, or 26%, from the second quarter 1997. The decrease is due to decreased payroll costs primarily related to the closing of the Wards and Electric Avenue & More stores of $41, write-downs of investments and other unrealizable assets in the prior year of $38, 1997 operating, selling, general and administrative costs incurred by Lechmere of $39, decreased advertising and other promotional costs of $32, increased pension income of $5, and a decrease in all other costs of $16, offset by increased bad debt expense of $10 and decreased product service income of $5.

    Net interest expense decreased $31, or 67%, from the prior year. The Company stopped accruing interest on its pre-petition short-term debt in connection with the Chapter 11 filing. The weighted-average borrowings for the second quarter of 1998, excluding pre-petition debt, decreased by approximately $1,000 as compared to the second quarter of 1997.

    No income tax benefit was recorded for the second quarter of 1998 as compared to a benefit of $129 for the second quarter of 1997 due to the Company's substantial net operating loss carryforwards.

First Six Months of 1998 Compared with First Six Months of 1997

    Consolidated total revenues (net sales and direct response marketing revenues, including insurance) were $2,046, compared with $2,694 in the first six months of 1997, decreasing by $648, or 24%. The $648 total revenue decrease consisted of a $657 decrease in net sales (a 29% decrease) and a $9 increase in direct marketing revenues (a 2% increase). Sales on a comparable store basis decreased approximately 7% after adjusting for the closing of stores and the exit of the personal computer product line. The increase in direct response marketing revenues was primarily due to new product line sales. The decrease in net sales is attributable to the closing of 101 retail stores and liquidation and outlet centers in the second half of 1997 as a result of the Company's decision to exit its non-core retail businesses and to close certain underperforming Wards retail stores. The closed stores reported net sales of $487 in the first six months of 1997. The sales decrease was also caused by the Company's decision in the third quarter of 1997 to exit its personal computer product offerings which reported sales of $53 in the first six months of 1997. Wards' management also believes that the decline in promotional offers to Wards' credit cardholders and an aggressive markdown and promotional advertising strategy to liquidate inventory during the first six months of 1997 contributed to the 1998 year-to-date sales decrease.

                         MONTGOMERY WARD HOLDING CORP.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

First Six Months of 1998 Compared with First Six Months of  1997 (continued)

    Gross margin (net sales less cost of goods sold) dollars were $310, an increase of $107, or 53%, from the first six months of 1997. This increase was due to an increase in the gross margin rate on sales of $230 and decreased occupancy and other margin-related expenses of $66 primarily related to the closed stores, offset by the gross margin impact of decreased sales of $189. The improvement of 10 percentage points in the gross margin rate in the first six months of 1998 as compared to the first six months of 1997 was due the effects of the increase in the margin rates in all categories of merchandise and the impact of closing Lechmere and Electric Avenue & More stores, which historically reported lower gross margin rates. The increase in the margin rate for comparable stores was attributable to a more profitable, trend-right product offering, as well as the negative impact of the aggressive markdowns strategy employed in the first six months of 1997 to liquidate inventories.

    Operating, selling, general and administrative expenses decreased $227, or 20%, from the first six months of 1997. The decrease is primarily due to the closing of the Lechmere, Inc. stores of $80, decreased payroll costs primarily related to the closing of the Wards and Electric Avenue & More stores of $73, decreased advertising and other promotional costs of $57, write-downs of investments and other unrealizable assets in the prior year of $38, increased pension income of $9, and a decrease in all other costs of $10, offset by increased bad debt expense of $20 and decreased product service income of $20.

    Net interest expense decreased $58, or 67%, from the prior year. The Company stopped accruing interest on its pre-petition short-term debt in connection with the Chapter 11 filing. The weighted-average borrowings for the first six months of 1998, excluding pre-petition debt, decreased by approximately $1,000 as compared to the first six months of 1997.

    No income tax benefit was recorded for the first six months of 1998 as compared to a benefit of $214 for the first six months of 1997 due to the Company's substantial net operating loss carryforwards.

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

                         MONTGOMERY WARD HOLDING CORP.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Discussion of Financial Condition (continued)

    Net cash used in the Company's operating activities totaled $196 compared to $371 for the first six months of 1998, a decrease of $175. The lower cash usage is summarized as follows:

          Cash impact of smaller operating loss          $    348
          Net cash received from facility closings             45
          Lower cash provided by inventory                   (210)
          All other cash from operations                       (8)
                                                         --------
                                                         $    175
                                                         ========

    The lower cash provided by inventory was due to the significant amount of discontinued merchandise sold in the second quarter of 1997 as part of the Company's effort to reduce discontinued merchandise.

    Net cash provided by financing activities totaled $230 for the first six months of 1998, compared to $397 for the first six months of 1997. The Company had borrowed to the full extent of its financing facilities (excluding the Seasonal Credit Agreement) prior to the Chapter 11 filing. Net borrowings under the DIP facility were $250 in the first six months of 1998.

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

    A commitment fee is payable based on the unused amount of the facility. The facility expires on July 7, 1999, or earlier in the case of an event of default. Total borrowings outstanding were $300 and letters of credit outstanding were $141 at July 4, 1998. The Company had $437 of borrowing availability under the DIP Facility at July 4, 1998.

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

                         MONTGOMERY WARD HOLDING CORP.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Discussion of Financial Condition (continued)

    Signature borrowed $102 under a Credit Agreement ("Signature Credit Agreement") dated as of September 27, 1996 as amended and restated October 21, 1996 between Signature and various lenders, as further modified and amended. The proceeds were used to repay the intercompany loan from Wards to Signature arising from Signature's acquisition of the Amoco Motor Club. The loan matured on January 31, 1998 and has not been repaid. The lenders agreed to extend the maturity date of the loan under the Signature Credit Agreement to the earlier of July 31, 1998 or the funding of the replacement loan facility provided Signature, as part of such extension, pledges the stock of certain Signature subsidiaries, provides limited guarantees from certain Signature subsidiaries, and agrees to certain additional terms specified by the lenders. Signature has requested a further extension of the maturity date of the loan through September 1998 from the lenders. Although the Company believes the lenders will extend the maturity date of the loan, it cannot assure that such request will be granted. On August 13, 1998, the Company filed a motion with the Bankruptcy Court to permit a debtor subsidiary of the Company to lend Signature the funds to repay its loan. The Creditors Committee has indicated it will support the Company's motion. Any such loan will require approval of the DIP Facility lenders.

    In 1997, Wards had facilities available under vendor financing programs (which are reflected in liabilities subject to compromise) which totaled $725. At June 28, 1997, these facilities were principally drawn. These facilities are no longer available due to the Chapter 11 filing.

    The Company intends to improve its financial condition and reduce its dependence on borrowing by increasing its sales base, continuing to improve its gross margin rates and controlling expenses. In addition, the financial performance of the remaining retail stores will be reviewed on a continuing basis and additional stores may be closed if warranted. Management has also reevaluated the Company's merchandising, marketing, store operations and logistics strategies, and is in the early stages of implementing the new strategy.

    Future cash is expected to continue to be provided by ongoing operations, receipt of payment for credit sales under the agreements with Montgomery Ward Credit Companies and borrowings under the DIP Facility.

    On June 25, 1998, Wards entered into a Purchase and Sale Agreement ("Agreement") with respect to the sale of its corporate complex in Chicago, Illinois and the leaseback of certain office space. On July 15, 1998, the Bankruptcy Court approved the "First Sale Order" which authorized the sale of the property, pursuant to the terms of the Agreement. The purchaser has until September 13, 1998 to conduct due diligence and notify Wards whether they will proceed with the terms of the Agreement. An auction will be held, pursuant to the terms of the Agreement and a Bankruptcy Court order, between 60 and 63 days after such approval is provided. If such sale were to occur based on the terms of the Agreement, the Company would expect to recognize a gain, although such amount has not yet been quantified.

    The Company continues to incur costs as a result of modifying existing software programs and the purchase and installation of new software associated with the Year 2000 date change issue. Based on the Company's plans and amounts expended, the total future costs to address the date change issue are not expected to materially impact future cash flows.

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

                         MONTGOMERY WARD HOLDING CORP.


Part II - Other Information

Item 1.   Legal Proceedings

          None.

Item 2.  Changes in Securities

    On June 21, 1998, the Voting Trust Agreement dated as of June 21, 1998, under which Voting Trust Certificates representing shares of Class A Common Stock, Series 1 and Series 2, of the Company had been issued, expired pursuant to its terms.

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

Item 5.  Other Information

         None.

                         MONTGOMERY WARD HOLDING CORP.


Item 6.  Exhibits and reports on Form 8-K

   (a)   Exhibits

         10. (i) (H) (6)   Fifth Amendment to the Long Term Credit Agreement
                           dated as of May 22, 1998 among Montgomery Ward and Co., Incorporated, various banks, The First National
                           Bank of Chicago, as Documentary Agent, The Bank of
                           Nova Scotia, as Administrative Agent, The Bank of New
                           York, as Negotiated Loan Agent and Bank of America
                           National Trust and Savings Association, as Advisory
                           Agent.

       10. (i) (I) (7)     Fifth Amendment to the Short Term Credit Agreement
                           dated as of May 22, 1998 among Montgomery Ward and Co., Incorporated, various banks, the First National
                           Bank of Chicago, as Documentary Agent, The Bank of
                           Nova Scotia, as Administrative Agent, The Bank of New
                           York, as Negotiated Loan Agent and Bank of America
                           National Trust and Savings Association, as Advisory
                           Agent.

       10. (i) (L) (6)     Waiver, Amendment and Extension Agreement dated as of
                           January 31, 1998, among Signature
                           Financial/Marketing, Inc., various lenders, The Bank of New York, as Documentation Agent, and The Bank of
                           Nova Scotia, as Administrative Agent.

       27.                 Financial Data Schedule.

   (b) Reports on Form 8-K

       None.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGISTRANT                    MONTGOMERY WARD HOLDING CORP.

BY                            /s/ Thomas J. Paup
                              --------------------------------------------------
NAME AND TITLE                Thomas J. Paup, Executive Vice President and Chief
                                   Financial Officer

DATE:                         August 18, 1998

                                 EXHIBIT INDEX
                                 -------------


10. (i) (H) (6)     Fifth Amendment to the Long Term Credit Agreement dated as of May 22, 1998 among Montgomery Ward and Co., Incorporated, various banks, The First National Bank of Chicago, as
                    Documentary Agent, The Bank of Nova Scotia, as
                    Administrative Agent, the Bank of New York, as Negotiated
                    Loan Agent and Bank of America National Trust and Savings
                    Association, as Advisory Agent.

10. (i) (I) (7)     Fifth Amendment to the Short Term Credit Agreement dated as of May 22, 1998 among Montgomery Ward and Co., Incorporated, various banks, The First National Bank of Chicago, as
                    Documentary Agent, the Bank of Nova Scotia, as
                    Administrative Agent, The Bank of New York, as Negotiated
                    Loan Agent and Bank of America National Trust and Savings
                    Association, as Advisory Agent.

10. (i) (L) (6)     Waiver, Amendment and Extension Agreement dated as of
                    January 31, 1998, among Signature Financial/Marketing, Inc., various lenders, The Bank of New York, as Documentation
                    Agent, and The Bank of Nova Scotia, as Administrative Agent.

27.                 Financial Data Schedule.