Form 10-Q
period 1998-10-03
MONTGOMERY WARD HOLDING CORP
filed 1998-11-13
CIK 836974

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549-1004

                                 ____________

                                   FORM 10-Q


           [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED OCTOBER 3, 1998

                                      OR

           [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

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

                           Yes    [X]       No  [_]

As of November 13, 1998 the Registrant had 18,322,152 shares of Class A Common Stock and 25,000,000 shares of Class B Common Stock outstanding.

                         Montgomery Ward Holding Corp.
                     For the Quarter Ended October 3, 1998

                    Index to Quarterly Report on Form 10-Q



                                                                          Page

Part I -  Financial Information.

Item 1.   Financial Statements (Unaudited).

          Consolidated Statements of Income.                                  3
          Consolidated Balance Sheets.                                        4
          Consolidated Statements of Cash Flows.                              5
          Notes to Consolidated Financial Statements.                         7

Item 2.   Management's Discussion and Analysis of Financial                  13
          Condition and Results of Operations.

Part II - Other Information.                                                 19

                         MONTGOMERY WARD HOLDING CORP.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)


                                                                     For the 13-week                   For the 39-week
                                                                      Periods Ended                     Periods Ended
                                                             -----------------------------       ----------------------------
                                                              Oct. 3,           Sept. 27,          Oct. 3,         Sept. 27,
(In millions, except per share amounts)                         1998              1997              1998              1997
                                                             ----------        -----------       ----------        ----------
Revenues
  Net sales, including leased and licensed department sales     $   815            $   947          $ 2,428           $ 3,217
  Direct response marketing revenues, including insurance           206                214              639               638
                                                             ----------         ----------       ----------        ----------
    Total Revenues                                                1,021              1,161            3,067             3,855
                                                             ----------         ----------       ----------        ----------
Costs and expenses
  Cost of goods sold, including net occupancy and
    buying expense                                                  683                805            1,986             2,872
  Operating, selling, general and administrative expenses,
    including benefits and losses of direct response
    operations (Note 5)                                             457                533            1,342             1,645
  Interest expense                                                   16                 17               44               103
                                                             ----------         ----------       ----------        ----------
    Total Costs and Expenses                                      1,156              1,355            3,372             4,620
                                                             ----------         ----------       ----------        ----------
Loss before Reorganization Costs and Income Taxes                  (135)              (194)            (305)             (765)
Reorganization Costs (Note 6)                                        21                582               95               582
                                                             ----------         ----------       ----------        ----------
Loss before Income Taxes                                           (156)              (776)            (400)           (1,347)
Income Tax Expense (Benefit) (Note 7)                               306               (161)             306              (375)
                                                             ----------         ----------       ----------        ----------
Net Loss                                                           (462)              (615)            (706)             (972)
Preferred Stock Dividend Requirements                                 -                  -                -                 8
                                                             ----------         ----------       ----------        ----------
Net Loss Applicable to Common Shareholders                      $  (462)           $  (615)         $  (706)          $  (980)
                                                             ==========         ==========       ==========        ==========
Net Loss per Common Share (Note 8)
  Class A                                                       $(12.53)           $(17.17)         $(19.18)          $(27.37)
  Class B                                                         (9.25)            (11.99)          (14.16)           (19.12)

                                          See notes to consolidated financial statements.

                         MONTGOMERY WARD HOLDING CORP.
                          CONSOLIDATED BALANCE SHEETS


                                                        October 3,   January 3,
(In millions)                                              1998         1998
                                                        -----------  ----------
                                                        (Unaudited)
Assets
    Cash and cash equivalents                            $    104     $    189
    Short-term investments                                      1            1
    Investments of insurance operations                       357          358
                                                         --------     --------
      Total cash and investments                              462          548

    Trade and other accounts receivable                       283          234
    Accounts and notes receivable from affiliates              10            6
                                                         --------     --------
      Total Receivables                                       293          240

    Merchandise inventories                                 1,124        1,120
    Prepaid pension cost                                      393          366
    Properties, plant and equipment, net of
      accumulated depreciation and amortization             1,049        1,088
    Direct response and insurance acquisition costs           521          559
    Other assets                                              280          352
    Deferred income taxes                                       -          299
                                                         --------     --------
      Total Assets                                       $  4,122     $  4,572
                                                         ========     ========

Liabilities
    Short-term debt (Note 3)                             $    443     $    102
    Trade accounts payable                                    441          442
    Accrued liabilities and other obligations                 742          736
    Insurance policy claim reserves                           243          241
    Long-term debt                                             70          122
    Liabilities subject to compromise (Note 4)              3,429        3,468
                                                         --------     --------
      Total Liabilities                                     5,368        5,111

Commitments and Contingent Liabilities (Note 9)

Redeemable Preferred Stock                                    177          177

Shareholders' Deficit
    Common stock                                                1            1
    Capital in excess of par value                             65           64
    Retained deficit                                       (1,357)        (651)
    Unrealized gain on marketable equity securities             7            9
    Less:  Treasury stock, at cost                           (139)        (139)
                                                         --------     --------
      Total Shareholders' Deficit                          (1,423)        (716)
                                                         --------     --------
      Total Liabilities and Shareholders' Deficit        $  4,122     $  4,572
                                                         ========     ========

               See notes to consolidated financial statements.

                         MONTGOMERY WARD HOLDING CORP.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                                              For the 39-Week
                                                                                                               Periods Ended
                                                                                                      ------------------------------
                                                                                                       October 3,      September 27,
(In millions)                                                                                             1998              1997
                                                                                                      ------------     -------------
Cash flows used for operating activities:
Net loss                                                                                              $      (706)     $       (972)
Adjustments to reconcile net loss to net cash used for operating activities:
    Provision for disposition of assets of Lechmere, Inc.                                                       -               280
    Provision for closing of Montgomery Ward and Electric Avenue &
      More Stores                                                                                               -               260
    Net receipts of cash relating to disposition of assets of
     Lechmere, Inc. and closing of Wards and Electric Avenue & More stores                                     44               104
    Provision for reorganization costs                                                                         34                 -
    Depreciation and goodwill amortization                                                                     85               104
    Amortization of direct response and insurance acquisition costs                                           177               184
    Deferred income taxes                                                                                     299              (375)
    Provision for loss on sale of interest in ValueVision
     International, Inc. Common stock                                                                           -                23
    Other                                                                                                       2                 -
Changes in operating assets and liabilities:
    Trade and other accounts receivable                                                                       (49)              (49)
    Accounts and notes receivable from affiliates                                                              (4)               (3)
    Merchandise inventories                                                                                    (7)              254
    Prepaid pension cost                                                                                      (27)              (13)
    Direct response and insurance acquisition costs                                                          (139)             (156)
    Other assets                                                                                               25                 3
    Trade accounts payable                                                                                     37               219
    Accrued liabilities and other obligations                                                                 (16)              (33)
    Insurance policy claim reserves                                                                             2                10
    Liabilities subject to compromise                                                                         (43)                -
                                                                                                      ------------     -------------
      Net cash used for operating activities                                                                 (286)             (160)
                                                                                                      ------------     -------------

Cash flows used for investing activities:
    Purchase of investments of insurance operations                                                          (664)             (517)
    Sale of investments of insurance operations                                                               663               528
    Purchase of short-term investments                                                                         (1)              (85)
    Sale of short-term investments                                                                              1                87
    Capital expenditures                                                                                      (67)              (47)
    Disposition of properties, plants and equipment, net                                                        1                 5
                                                                                                      ------------     -------------
      Net cash used for investing activities                                                          $       (67)     $        (29)
                                                                                                      ------------     -------------

                See notes to consolidated financial statements.

                         MONTGOMERY WARD HOLDING CORP.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                 For the 39-Week
                                                                                  Periods Ended
                                                                           ----------------------------
                                                                           October 3,     September 27,
(In millions)                                                                 1998            1997
                                                                           ----------     -------------
Cash flows provided by financing activities:
    Borrowings under Post-Petition Loan and Guaranty Agreement, net          $ 392            $   -
    Restricted cash applied as payments under Long Term Credit
      Agreement                                                                (14)               -
    Proceeds from (payments of) short-term borrowings, net                    (102)             409
    Payments of long-term debt                                                  (1)              (5)
    Payments of obligations under capital leases                                (7)              (5)
    Cash dividends paid                                                          -               (4)
                                                                             -----            -----
      Net cash provided by financing activities                                268              395
                                                                             -----            -----
Increase (decrease) in cash and cash equivalents                               (85)             206
Cash and cash equivalents at beginning of period                               189               32
                                                                             -----            -----
Cash and cash equivalents at end of period                                   $ 104            $ 238
                                                                             =====            =====
Supplemental disclosure of cash flow information:
      Income taxes paid                                                      $   5            $   -
      Interest paid                                                             33               69
Non-cash investing activity:
    Change in unrealized gain on marketable equity securities                $ (2)            $  (2)

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

Comprehensive Income

     In 1998, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), Reporting Comprehensive Income. This statement establishes rules for the reporting of comprehensive income and its components. Comprehensive income (loss) consists of net income (loss) plus unrealized holding gains and losses on available-for-sale securities. The adoption of SFAS 130 had no impact on total shareholders' equity. Comprehensive loss was $463 million and $611 million for the quarterly periods ended October 3, 1998 and September 27, 1997, respectively, and $706 million and $974 million for the 39-week periods then ended, respectively.

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

     The Company expects to reorganize its affairs under the protection of Chapter 11 and to propose a Chapter 11 plan of reorganization for itself and the other filing subsidiaries, including Montgomery Ward & Co., Incorporated ("Wards"). The Bankruptcy Court has granted the Company's request to extend its exclusive right to file a plan of reorganization through February 26, 1999. Although management expects to file a plan of reorganization in 1999, which would contemplate emergence in 1999, there can be no assurance at this time that a plan of reorganization will be proposed by the Company or approved or confirmed by the Bankruptcy Court, or that such plan will be consummated. After the expiration of the exclusivity period, creditors of the Company have the right to propose alternative plans of reorganization. Any plan of reorganization, among other things, is likely to result in elimination of the equity of existing shareholders, as a result of the issuance of equity to creditors or new investors.

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

3.   Short-term Debt

     On September 15, 1998, the Company received approval from the Bankruptcy Court to permit Lechmere to lend Signature the funds to repay its borrowings of $102 under a Credit Agreement between Signature and various lenders, plus interest and other fees associated with the extension and refinancing of such agreement. On September 30, 1998, Signature's loan under the Credit Agreement was repaid from the $105 of funds advanced by Lechmere to Signature. The Lechmere Loan to Signature, which accrues interest at either the prime rate plus 1.75% or the LIBO rate plus 2.75%, is secured by a pledge of stock of certain Signature subsidiaries and is guaranteed by Wards. Such guarantee is subordinate to the DIP Facility. The loan shall become immediately due upon the earliest of (i) upon demand;
     (ii) the effective date of a plan of reorganization for the debtor subsidiary; (iii) the conversion of the bankruptcy case from a Chapter 11 case to a Chapter 7 case under the Bankruptcy Code; (iv) the sale of all or substantially all of Signature's assets, the merger or consolidation of Signature with or into another entity, or the sale of more than 50% of an interest in Signature to another entity; or (v) December 31, 1999.

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

                                                October 3,       January 3,
(In millions)                                     1998              1998
                                              -------------     ------------

Accounts payable                                     $1,377           $1,372
Long Term Credit Agreement                              603              603
Short Term Credit Agreement                             442              456
Note Purchase Agreements                                276              276
Other Long-term Debt                                      9                9
Obligations under capital leases                         44               51
Lease and other contract rejection claims               106              104
Other liabilities                                       572              597
                                              -------------     ------------
                                                     $3,429           $3,468
                                              =============     ============

   The Company has $79 million of liabilities due Signature and Marinco which have been eliminated in consolidation but are subject to compromise.

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

   Contractual interest expense not recorded on certain pre-petition debt totaled $31 million and $92 million for the 13-week and 39-week periods ended October 3, 1998, respectively, and $28 million for the 13-week and 39-week periods ended September 27, 1997.

5. Insurance, Benefits and Losses

   Operating, selling, general and administrative expenses include benefits and losses related to direct response marketing operations of $35 million and $38 million for the 13-week periods ended October 3, 1998 and September 27 1997, respectively, and $100 million and $109 million for the 39-week periods then ended, respectively.

                         MONTGOMERY WARD HOLDING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


6. Reorganization Costs

   Reorganization costs recorded in fiscal 1998 consisted of the following (in millions):

                                                                                                            13-Week and
                                                  13-Week                        39-Week                       39-Week
                                               Period Ended                   Period Ended                  Periods Ended
                                                October 3,                     October 3,                   September 27,
                                                   1998                           1998                           1997
                                            ------------------             -------------------           --------------------
  Store closings                                   $        -                   $        26                   $         540
  Interim Account Agreement Fees (Note10)                   9                            21                               -
  Professional fees                                         4                            14                               8
  Distribution center closings                              6                            14                               -
  Other                                                     4                            25                              36
  Interest income                                          (2)                           (5)                             (2)
                                            ------------------             -------------------           --------------------
                                                   $       21                   $        95                   $         582
                                            ==================             ===================           ====================

   In June 1998, the Bankruptcy Court approved a motion filed by Wards to close nine underperforming stores. The Company recorded a pre-tax charge of $26 million associated with the closing of these stores. In 1997, the Bankruptcy Court approved motions filed by Wards to close 92 retail stores and liquidation and outlet centers, as a result of the Company's decision to exit its non-core retail business and close certain underperforming stores. The Company recorded a pre-tax charge of $540 million associated with the closing of these stores. The charges included losses and costs associated with the liquidation of assets, lease rejection claims, severance payments, and other related expenses.

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

                         MONTGOMERY WARD HOLDING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


7. Income Taxes

   The Company currently has tax benefits and credits exceeding $700 million. At year-end 1997, management evaluated the realizability of the tax carryforwards and established a valuation reserve based upon its tax planning strategy of selling certain appreciated, non-operating assets, prior to emerging from Chapter 11, to avoid the carryforwards expiring without being used.

   During the third quarter of 1998, management determined that the tax benefits will more likely be realized through emergence from bankruptcy and the related expected restructuring of liabilities. As a result of the foregoing, as of October 3, 1998, the Company believes that it is appropriate to increase its valuation reserve and has recorded income tax expense of $299 in the third quarter, since the financial statements do not give effect to adjustments that might result from a plan of reorganization. The impact of the income tax charge has no effect on current or future years' operating performance or cash flows.

8. Net Loss Per Common Share

  Net loss per common share is computed as follows:

                                                          For the 13-Week                                 For the 13-Week
                                                            Period Ended                                   Period Ended
                                                          October 3, 1998                               September 27, 1997
                                            -----------------------------------------       ----------------------------------------
(In millions, except share and per
  share amounts)                                  Class A                 Class B                 Class A                Class B
                                            -----------------       -----------------       -----------------       ----------------
Net loss applicable to common
   shareholders                                 $      (230)            $      (232)            $      (315)           $      (300)
Weighted-average number of common
   shares outstanding                            18,322,152              25,000,000              18,322,247             25,000,000
Net loss per share                              $    (12.53)            $     (9.25)            $    (17.17)           $    (11.99)

                                                         For the 39-Week                              For the 39-Week
                                                           Period Ended                                 Period Ended
                                                         October 3, 1998                             September 27, 1997
                                            ---------------------------------------       -------------------------------------
(In millions, except share and per
  share amounts)                                 Class A                Class B                Class A               Class B
                                            ----------------       ----------------       ---------------       ---------------
Net loss applicable to common
   shareholders                                        $(352)                 $(354)                $(502)                $(478)
Weighted-average number of common
   shares outstanding                              18,322,180              25,000,000             18,322,247             25,000,000
Net loss per share                                $    (19.18)            $    (14.16)           $    (27.37)           $    (19.12)

  Basic and diluted earnings per share are the same for the 13-week and 39-week periods ended October 3, 1998 and September 27, 1997, as all common stock equivalents are antidilutive due to the net loss incurred during these periods.

                         MONTGOMERY WARD HOLDING CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


9.  Commitments and Contingent Liabilities

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

10. Customer Credit Agreements

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

                         MONTGOMERY WARD HOLDING CORP.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    The following discussion and analysis of results of operations for the Company compares the third quarter of 1998 to the third quarter of 1997, as well as the first nine months of 1998 to the first nine months of 1997. All dollar amounts referred to in this discussion are in millions and all income and expense items are shown before income taxes, unless specifically stated otherwise.

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

Results of Operations

Third Quarter 1998 Compared with Third Quarter 1997

    Consolidated total revenues (net sales and direct response marketing revenues, including insurance) were $1,021, compared with $1,161 in the third quarter 1997, decreasing by $140, or 12%. The $140 total revenue decrease consisted of a $132 decrease in net sales (a 14% decrease) and a $8 decrease in direct marketing response revenues (a 4% decrease). Sales on a comparable store basis increased approximately 3% after adjusting for the closing of stores and the exit of certain product lines. The decrease in net sales is attributable to the closing of nine retail stores in the third quarter of 1998 and 101 retail stores and liquidation and outlet centers in the second half of 1997, as a result of the Company's decision to exit its non-core retail businesses and to close certain underperforming Wards retail stores. These closed stores reported net sales of $137 in the third quarter of 1997. The sales decrease was also caused by the Company's decision to exit certain product offerings which reported sales of $16 in the third quarter of 1997. The decrease in direct marketing response revenues was due primarily to a decline in insurance and clubs membership revenues attributable primarily to a decrease in active Wards private label credit card accounts.

                         MONTGOMERY WARD HOLDING CORP.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)

Third Quarter 1998 Compared with Third Quarter 1997 (continued)

    Gross margin (net sales less cost of goods sold) dollars were $132, a decrease of $10, or 7%, from the third quarter 1997. This decrease was due to the gross margin impact of decreased sales of $30 and a decrease in the gross margin rate on sales of $4, offset by decreased occupancy and other margin-related expenses of $24 primarily related to the closed stores.

    Operating, selling, general and administrative expenses decreased $76, or 14%, from the third quarter 1997. The decrease was due to decreased bad debt expense of $30, decreased payroll costs primarily related to the closing of the Wards and Electric Avenue & More stores of $20, decreased advertising and other promotional costs of $15, 1997 operating, selling, general and administrative costs incurred by Lechmere of $9, and a decrease in all other costs of $9, offset by decreased product service income of $7.

    Income tax expense of $306 was recorded for the third quarter of 1998 as compared to a benefit of $161 for the third quarter of 1997. The third quarter 1998 expense is due to the increase in the valuation reserve as discussed in Note 7.

First Nine Months of 1998 Compared with First Nine Months of 1997

    Consolidated total revenues (net sales and direct response marketing revenues, including insurance) were $3,067, compared with $3,855 in the first nine months of 1997, decreasing by $788, or 20%. The $788 total revenue decrease consisted of a $789 decrease in net sales (a 25% decrease) and a $1 increase in direct marketing revenues. Sales on a comparable store basis decreased approximately 4% after adjusting for the closing of stores and the exit of certain product lines. The decrease in net sales is attributable to the closing of nine retail stores in the third quarter of 1998 and 101 retail stores and liquidation and outlet centers in the second half of 1997, as a result of the Company's decision to exit its non-core retail businesses and to close certain underperforming Wards retail stores. These closed stores reported net sales of $631 in the first nine months of 1997. The sales decrease was also caused by the Company's decision to exit certain product offerings which reported sales of $69 in the first nine months of 1997. Wards' management also believes that the decline in promotional offers to Wards' credit cardholders and an aggressive markdown and promotional advertising strategy to liquidate inventory during the first six months of 1997 contributed to the 1998 year-to-date sales decrease.

    Gross margin (net sales less cost of goods sold) dollars were $442, an increase of $97, or 28%, from the first nine months of 1997. This increase was due to an increase in the gross margin rate on sales of $226 and decreased occupancy and other margin-related expenses of $90 primarily related to the closed stores, offset by the gross margin impact of decreased sales of $219. The improvement of 7 percentage points in the gross margin rate in the first nine months of 1998 as compared to the first nine months of 1997 was due the effects of the increase in the margin rates in all categories of merchandise and the impact of closing Lechmere and Electric Avenue & More stores, which historically reported lower gross margin rates, as well as the negative impact of the aggressive markdowns strategy employed in the first six months of 1997 to liquidate inventories.

                         MONTGOMERY WARD HOLDING CORP.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

First Nine Months of 1998 Compared with First Nine Months of 1997 (continued)

  Operating, selling, general and administrative expenses decreased $303, or 18%, from the first nine months of 1997. The decrease was primarily due to decreased payroll costs primarily related to the closing of the Wards and Electric Avenue & More stores of $93, the closing of the Lechmere stores of $89, decreased advertising and other promotional costs of $72, write-downs of investments and other unrealizable assets in the prior year of $42, increased pension income of $11, decreased bad debt expense of $10, and a decrease in all other costs of $13, offset by decreased product service income of $27.

  Net interest expense decreased $59, or 57%, from the prior year. The Company stopped accruing interest on its pre-petition short-term debt in connection with the Chapter 11 filing. The weighted-average borrowings for the first nine months of 1998, excluding pre-petition debt, decreased by approximately $600 as compared to the first nine months of 1997.

  Income tax expense of $306 was recorded for the first nine months of 1998 as compared to a benefit of $375 for the first nine months of 1997. See "Third Quarter 1998 Compared with the Third Quarter 1997" for further discussion.

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

  Net cash used in the Company's operating activities totaled $286 for the first nine months of 1998 compared to $160 for the first nine months of 1997, an increase of $126. The higher cash usage is summarized as follows:

           Cash impact of smaller operating loss             $ 387
           Decrease in cash received from facility closings    (60)
           Lower cash provided by inventory                   (261)
           Lower cash provided by accounts payable            (182)
           All other cash from operations                      (10)
                                                             -----
                                                             $(126)
                                                             =====

  The lower cash provided by inventory was due to the significant amount of discontinued merchandise sold in the first six months of 1997 as part of the Company's effort to reduce discontinued merchandise. The lower cash provided by accounts payable was due to the effects of the bankruptcy filing in the third quarter of 1997.

                         MONTGOMERY WARD HOLDING CORP.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Discussion of Financial Condition (continued)

  Net cash used for investing activities totaled $67 for the first nine months of 1998, compared to $29 million for the first nine months of 1997. Capital expenditures were $67 for the first nine months of 1998 compared to $47 for the first nine months of 1997. The Company has capitalized $9 on the remodeling of three stores in the first nine months of 1998. These stores, unveiled in September 1998, will serve as the prototype for the remodeling of future stores. In September and October 1998, these three stores reflected sales increases over the prior year in excess of 30 percentage points above the combined performance of the entire chain during these months. The Company plans to spend $40 in 1999 related to the remodeling of stores.

  Net cash provided by financing activities totaled $268 for the first nine months of 1998, compared to $395 for the first nine months of 1997. The Company had borrowed to the full extent of its financing facilities (excluding the Seasonal Credit Agreement) prior to the Chapter 11 filing. Net borrowings under the DIP facility were $392 in the first nine months of 1998. Signature repaid its short-term borrowings of $102 with the funds loaned by Lechmere.

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

  A commitment fee is payable based on the unused amount of the facility. The facility expires on July 7, 1999, or earlier in the case of an event of default. Total borrowings outstanding were $443 and letters of credit outstanding were $141 at October 3, 1998. The Company had $395 of borrowing availability under the DIP Facility at October 3, 1998.


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

                         MONTGOMERY WARD HOLDING CORP.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Discussion of Financial Condition (continued)

  On September 15, 1998, the Company received approval from the Bankruptcy Court to permit Lechmere to lend Signature the funds to repay its borrowings of $102 under a Credit Agreement between Signature and various lenders, plus interest and other fees associated with the extension and refinancing of such agreement. On September 30, 1998, Signature's loan under the Credit Agreement was repaid from the $105 of funds advanced by Lechmere to Signature. The Lechmere Loan to Signature, which accrues interest at either the prime rate plus 1.75% or the LIBO rate plus 2.75%, is secured by a pledge of stock of certain Signature subsidiaries and is guaranteed by Wards. Such guarantee is subordinate to the DIP Facility. The loan shall become immediately due upon the earliest of (i) upon demand; (ii) the effective date of a plan of reorganization for the debtor subsidiary; (iii) the conversion of the bankruptcy case from a Chapter 11 case to a Chapter 7 case under the Bankruptcy Code; (iv) the sale of all or substantially all of Signature's assets, the merger or consolidation of Signature with or into another entity, or the sale of more than 50% of an interest in Signature to another entity; or
  (v) December 31, 1999.

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

  The Company began addressing Year 2000 date conversion issues in the fall of 1996 and has developed a plan to assess and remediate both information technology ("IT") and non-IT systems. The Company's plan consists of two phases. The assessment phase includes the inventory of all systems (IT and non-IT) subject to the Year 2000 issue and developing a plan for addressing the problem as related to each system. The remediation phase includes the implementation of the identified changes required and testing of these changes before implementation.

  For IT systems, the Company has completed its assessment phase and the remediation phase is 60% complete. The Company expects that a substantial portion of the remediation effort will be completed by December 31, 1998 and the remainder is expected to be completed in the first half of 1999. For non-IT systems, the Company anticipates the assessment phase to be completed in early 1999 and the remediation phase to be completed by September 30, 1999. The Company is also in the process of assessing the Year 2000 readiness of its suppliers and service providers and is participating in a National Retail Federation survey of such providers.

                         MONTGOMERY WARD HOLDING CORP.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Discussion of Financial Condition (continued)

  For the first nine months of 1998, the Company had expensed $19 related to Year 2000 readiness. Prior to 1998, the Company expensed $14. The Company estimates an additional $13 will be expensed as incurred to become Year 2000 ready. In addition, the Year 2000 issue has accelerated the timing of an estimated $19 of capital expenditures of which $12 has been capitalized through the third quarter of 1998. No significant capital projects have been delayed as a result of addressing the Year 2000 issue. Based on the Company's plan, the remaining costs to be expended to become Year 2000 ready are not expected to materially impact future cash flows.

  The Company believes that its program will result in Year 2000 readiness. However, due to the complexity of the issue, there can be no assurances given that the Company's plan will be fully effective. The Company could experience interruptions of business at some of its operations, including those caused by, but not limited to, the inability of utility companies to provide telecommunications and electrical services, the failure of financial institutions to process transactions, and the inability of vendors to deliver products on a timely basis. The Company is in the process of developing contingency plans which are anticipated to be completed by September 30, 1999, with respect to the Company's facilities and merchandise supply and distribution networks.

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

Item 5.   Other Information

          None.

                         MONTGOMERY WARD HOLDING CORP.


Item 6.   Exhibits and reports on Form 8-K

     (a)  Exhibits

          10.(i)(G)(6)  Waiver to Post-Petition Loan and Guaranty Agreement
                        among Montgomery Ward & Co., Incorporated, as borrower; Montgomery Ward Holding Corp. and other debtor subsidiaries of Montgomery Ward Holding Corp., as guarantors; General Electric Capital Corporation, as agent and lender; and various lenders as of June 26, 1998.

          10.(i)(G)(7)  Waiver to Post-Petition Loan and Guaranty Agreement
                        among Montgomery Ward & Co., Incorporated, as borrower; Montgomery Ward Holding Corp. and other debtor subsidiaries of Montgomery Ward Holding Corp., as guarantors; General Electric Capital Corporation, as agent and lender; and various lenders as of September 2, 1998.

          10.(i)(L)(7)  Waiver, Amendment and Extension Agreement dated as of
                        July 31, 1998, among Signature Financial/Marketing, Inc., various lenders, The Bank of New York, as Documentation Agent, and The Bank of Nova Scotia, as Administrative Agent.

          10.(i)(Q)     Promissory Note among Lechmere, Inc. and Signature
                        Financial/Marketing, Inc. dated September 30, 1998.

          27.           Financial Data Schedule.

     (b)  Reports on Form 8-K

          None.


                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGISTRANT          MONTGOMERY WARD HOLDING CORP.

BY                   /s/ Thomas J. Paup
                    -----------------------------------------------------------
NAME AND TITLE      Thomas J. Paup, Executive Vice President and
                    Chief Financial Officer

DATE:               November 13, 1998

                                 Exhibit Index
                                 -------------



     10. (i) (G) (6) Waiver to Post-Petition Loan and Guaranty Agreement among
                     Montgomery Ward & Co., Incorporated, as borrower; Montgomery Ward Holding Corp. and other debtor subsidiaries of Montgomery Ward Holding Corp., as guarantors; General Electric Capital Corporation, as agent and lender; and various lenders as of June 26, 1998.

     10. (i) (G) (7) Waiver to Post-Petition Loan and Guaranty Agreement among
                     Montgomery Ward & Co., Incorporated, as borrower; Montgomery Ward Holding Corp. and other debtor subsidiaries of Montgomery Ward Holding Corp., as guarantors; General Electric Capital Corporation, as agent and lender; and various lenders as of September 2, 1998.

     10. (i) (L) (7) Waiver, Amendment and Extension Agreement dated as of July
                     31, 1998, among Signature Financial/Marketing, Inc., various lenders, The Bank of New York, as Documentation Agent, and The Bank of Nova Scotia, as Administrative Agent.

     10. (i) (Q)     Promissory Note among Lechmere, Inc. and Signature
                     Financial/Marketing, Inc. dated September 30, 1998.

     27.             Financial Data Schedule.