Form 10-K405
MONTGOMERY WARD HOLDING CORP
filed 1999-04-02
CIK 836974

________________________________________________________________________________



                      SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549-1004

                             _____________________

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

          For the 52-Week Period Ended                 Commission file number
                January 2, 1999                             No. 0-17540

                             _____________________

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

                             _____________________

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X. No ___.
                                                       ---

     At April 2, 1999, there were 18,322,152 shares of Class A Common Stock and 25,000,000 shares of Class B Common Stock of the Registrant outstanding.

________________________________________________________________________________

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

General

     Montgomery Ward Holding Corp., a Delaware corporation ("the Company" or "MW Holding"), and its wholly-owned subsidiary, Montgomery Ward & Co., Incorporated ("Wards"), are engaged in retail merchandising in the United States. Signature Financial/Marketing, Inc. ("Signature"), a wholly-owned subsidiary of Wards, is engaged in direct marketing in the United States. On February 1, 1999, Wards announced its intention to sell Signature to General Electric Capital Corporation ("GE Capital") (see Business - Signature).

     Founded in 1872 and incorporated in Illinois in 1968, Wards is one of the nation's largest retail merchandising organizations. After the planned closing of 39 retail stores in early 1999, Wards will operate 252 retail stores in 32 states with approximately 20 million square feet of selling space. In addition, Wards operates six outlet and liquidation centers, 16 distribution facilities and 51 product service centers.

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

     After a long period of negotiation, Wards was unable to reach an out-of-court settlement with its lenders. Accordingly, bankruptcy petitions were filed in order to obtain an opportunity to reorganize and begin implementing the Company's strategies while working to restructure its indebtedness. Pursuant to the Post-Petition Loan and Guaranty Agreement dated July 8, 1997, among Wards and Lechmere, Inc. ("Lechmere"), as borrowers; MW Holding and other debtor subsidiaries of MW Holding, as guarantors; GE Capital, as agent and lender; and various lenders, as amended (the "DIP Facility"), the lenders have agreed to provide up to $1 billion in post-petition financing to Wards.

     As a result of the Chapter 11 filings, absent approval of the Bankruptcy Court, the Company is prohibited from paying, and creditors are prohibited from attempting to collect, claims or debts arising prior to the Petition Date.

     On February 1, 1999, the Company announced its intention to emerge from Chapter 11 bankruptcy protection in mid-1999. The Company will file its plan of reorganization and disclosure statement with the Bankruptcy Court shortly. The plan of reorganization will set forth the means for satisfying claims and interests in the Company and its debtor subsidiaries, including the Liabilities subject to compromise. Under the reorganization plan, when filed, secured and non-tax priority claimholders will generally receive cash equal to the amount of their allowed claim. Claims held by unsecured creditors and certain allowed vendor claims held by GE Capital will be satisfied by cash distributions for a portion of the allowed claims. GE Capital will receive a significant equity interest in the Company in exchange for its remaining claims. The Company intends to fund its distributions under the plan of reorganization principally through funds placed in escrow by GE Capital and through the termination of its over-funded defined benefit pension plan. The Company expects to repay GE for the funds placed in escrow by GE with the proceeds from the sale of Signature (see Business - Signature). The consummation of a plan of reorganization for the Company and its debtor subsidiaries will require the requisite vote of impaired creditors and stockholders and confirmation by the Bankruptcy Court, which is expected to be completed by the Summer of 1999.

Merchandising

     The major product offerings by the Company are apparel, furniture and home furnishings, appliances and electronics, fine jewelry, and automotive, including service.

     The apparel offering includes branded, value-oriented merchandise in women's, men's, children's and intimate apparel as well as footwear and accessories. The apparel brand and price point offering is targeted at the large middle market between department stores and discounters. An offering of prominent name brands has been built, including Lee, Playtex, Bugle Boy, Bestform, Converse, Gloria Vanderbilt, Hanes, New Balance, LEI, Zana-Di, Munsingwear, Starter, Tan-jay, Teddy, Wilson and others. In addition, the Company has developed licensed and proprietary brands for certain product categories, such as Ship 'N Shore in women's apparel and BIKE in men's and children's activewear.

     Furniture and home furnishings include broad selections emphasizing furniture, textiles and housewares. Furniture includes name brand offerings, such as Broyhill, Bassett and La-Z-Boy, displayed in accessorized room groupings to provide customers shopping and decorating convenience. Furniture also includes a wide selection of mattresses from prominent name brands such as Sealy, Serta, Simmons and Stearns and Foster.

     The Company offers combined consumer electronics and appliance product categories, including video, audio, telephones, electronic games and kitchen, laundry and other major appliances. The product offering includes significant national brands including, but not limited to, Sony and Panasonic in electronics and Maytag, Whirlpool and General Electric in appliances.

     Fine jewelry offers all major merchandise categories: diamonds, gemstones, gold and watches. Wards has become one of the largest jewelry retailers in the country, and its major vendor relationships enable it to offer highly featured products at outstanding prices.

     Automotive focuses on the sale and installation of tires, batteries, brakes and shocks. Wards is one of the leading retailers of branded tires, including Goodyear, Firestone, Bridgestone and General.

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

Performance Initiatives

Facility Closings and Divestitures

     In 1997, management undertook a review of the retail operations of Wards, and determined that the number of different retail formats then in operation resulted in a lack of focus on Wards' core business. In August 1997, Wards announced its exit of its non-core specialty retail businesses - Lechmere, Home Image by Lechmere and Electric Avenue & More. Management also reviewed the performance of retail stores operating under the core retail format and closed 53 underperforming retail stores and four outlet and liquidation centers in 1997, and nine underperforming retail stores in 1998. In 1999, Wards will complete the closing of 39 underperforming retail stores. In addition, sales of automotive products and services were discontinued in 17 operating retail stores in January 1999. The financial performance of the remaining retail stores will be reviewed on a continuing basis and additional stores may be closed, if such closures are warranted.

Other Divestitures

     In December 1997, the Bankruptcy Court approved the disposition of Wards' investment in the common stock and warrants to purchase common stock of ValueVision International, Inc. ("ValueVision"). In addition, the agreements relating to ValueVision's sales promotion rights with regard to the Wards credit cardholder file were restructured. Under the restructured agreements, Wards' obligation to purchase advertising from ValueVision was significantly reduced. Additionally, ValueVision and its affiliates agreed to cease direct mail solicitations to its customers using the Wards servicemarks after March 31, 1998. ValueVision may continue to use the servicemark in connection with televised home shopping through July 31, 2008. The transaction was consummated on January 15, 1998.

New Merchandising Strategy

     Middle-income females aged 30 to 55 with family incomes of $25,000 to $50,000 have been targeted as Wards' core fashion customer. Wards' core hardlines customer is defined more broadly, representing both males and females with higher income levels and wider age distributions than the core fashion customer.

     Management believes that these core customers share lifestyle characteristics and shopping preferences typical of today's time-pressed, value-conscious families with traditional/conservative values and fashion tastes.

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

     In September 1998, Wards introduced its new prototype store in Las Vegas, Nevada; Bloomingdale, Illinois; and Towson, Maryland. The prototype features a circular, racetrack design which creates a comfortable and aesthetically pleasing environment. It incorporates wide aisles, clear site lines and easy navigation providing customers with an efficient shopping experience while promoting cross-shopping and the total merchandising solutions offered by Wards. The prototype stores also incorporate bright lighting, warm colors, improved fixturing and display, expanded fitting rooms, increased customer service facilities, and clear, educational signage highlighting value, trend-right merchandise. These three stores have reflected sales increases over the prior year in excess of 40 percentage points above the combined performance of the entire chain from September 1998 through February 1999. Wards is remodeling an additional 40 stores in 1999 and anticipates remodeling a minimum of 40 stores in each of 2000 and 2001.

Store Operations/Customer Service Strategy

     Wards continues to focus on improving the presentation of its retail stores and improving overall customer satisfaction. In addition to the remodeling of the three stores in 1998, Wards evaluated the appearance of all stores and cleaned, relamped and painted where necessary. In addition, new fixtures were added in several departments including apparel, shoes, fine jewelry, housewares and furniture. Store policies and procedures continued to be reviewed in order to redeploy time spent from non-service oriented tasks to customer-directed activities.

     A customer-service culture is being instilled in both corporate headquarters and store associates. As a first step, a Director of Customer Service was appointed in 1997. The primary focus of this position is to improve service and coordination at all levels of the organization. Also in 1997, the "Kick It Up A Notch" program was initiated to reward store associates who provide exceptional customer service. In 1998, Wards has been closely monitoring customer satisfaction through independent surveys. Overall, Wards has experienced improvements during the year in ratings on merchandise availability, the friendliness, knowledge and availability of associates, wait time and accuracy of check-out, store appearance, the value of merchandise for price paid, and the recommendation of Wards to others.

Logistics Strategy

     Wards is continually reviewing its logistics network to better serve the retail stores at an optimal cost. Improved management of the flow of goods through the network is expected to result in improved product velocity and reduced inventory levels, while still maintaining an optimal in-stock level at the retail stores. A particular focus is improvement in the home delivery process, including the simplification of the current computer systems and implementation of an automated routing process. These changes are expected to allow a customer delivery to be scheduled for a more precise time window, thereby improving customer service while maximizing the productivity of routing staffs.

     In 1998, Wards closed distribution facilities in Grand Ledge, Michigan, and Pennsauken, New Jersey, and distribution facilities in Portland, Oregon and Phoenix, Arizona were converted to cross-dock facilities. In early 1999, Wards will close its distribution facility in Garden Grove, California and open a new distribution facility in Chino, California.

Systems Strategy

     In February 1999, Wards entered into a post-petition contract with Axciom Corporation ("Axciom") to outsource most of its information processing services. Wards management believes that the benefits of the outsourcing agreement include gaining the knowledge and economics of scale of Axciom, who is engaged in data processing and related activities as its core business; maintaining and improving service levels to Wards; and obtaining fixed pricing, to the extent possible, for information technology services. The transition of information technology services is anticipated to be completed by the Summer of 1999.

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

     For IT systems, the Company has completed its assessment phase and the remediation phase is 90% complete. The remainder of the remediation phase is expected to be completed in the first half of 1999. For non-IT systems, the Company anticipates the assessment phase to be completed in early 1999 and the remediation phase to be completed by September 30, 1999. The Company is also in the process of assessing the Year 2000 readiness of its suppliers and service providers and is participating in a National Retail Federation survey of such providers.

Systems Strategy (continued)

     In 1998, the Company expensed $22 million related to Year 2000 readiness. Prior to 1998, the Company expensed $12 million. The Company estimates an additional $3 million will be expensed as incurred to become Year 2000 ready. In addition, the Year 2000 issue has accelerated the timing of an estimated $26 million of capital expenditures of which $17 million has been capitalized as of January 2, 1999. No significant capital projects have been delayed as a result of addressing the Year 2000 issue. Based on the Company's plan, the remaining costs to be expended to become Year 2000 ready are not expected to materially impact future cash flows.

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

Signature

     On February 1, 1999, Wards announced its intention to sell Signature to GE Capital. The sale is expected to close in the second half of 1999 after the receipt of all required insurance regulatory approvals. Subsequent to the sale, Wards will continue to receive a marketing fee for allowing Signature to market its credit cardholder file.

     The Signature Group, headquartered in Schaumburg, Illinois, is a leading provider of fee-based membership services offered to consumers through direct response marketing. Signature provides consumers with a broad range of continuity club products including credit card registration, auto, dental and legal services as well as insurance products, including credit insurance and various supplemental life and health insurance policies. Signature's products typically are sold through affiliations with major bank, oil or retail credit cards, including the Wards proprietary credit card. Signature's clients include seven of the top 10 issuers of bank credit cards, nine of the top 10 issuers of oil company credit cards, all major airlines and a number of leading retailers and affinity groups such as Home Depot, Disney and AARP. Signature's teleservices unit also provides a variety of inbound and outbound telemarketing services as well as customer retention services to various financial, insurance and telecommunications clients.

     Established in 1966 as a wholly-owned subsidiary of Wards, Signature has over 30 years of expertise developing targeted marketing programs. Signature is the largest outbound telemarketer for the credit card industry in the country, with over 5,800 employees in 26 locations. It operates 26 call centers with 2,000 workstations and annually conducts over 66 million carefully scripted telemarketing presentations. Signature also mails over 232 million solicitations annually. The combination of leading-edge technology and marketing expertise allows Signature to offer a completely integrated marketing plan to its customers. Signature assigns a multi-functional account team to each client to manage every aspect of their marketing program, from the development and execution of marketing plans to the establishment of billing, fulfillment, customer service and post-marketing analysis. In addition to its proven experience marketing directly to consumers, Signature's auto, dental and legal services plans utilize networks of Signature-managed independent service providers and professionals to deliver value and quality customer service to the Company's customer. These networks have been developed over many years and are integral to the successful delivery of Signature's products.

     Signature works in partnership with its clients and other organizations to offer consumers convenience and significant savings when purchasing a wide array of high-quality goods and services. Signature has a total of 12.2 million consumer members including 3.7 million Wards credit card customers and 8.5 million other credit card customers. Signature has exclusive marketing rights to the entire Wards credit card file. It also markets on behalf of approximately 130 other clients, including some of the nation's largest financial institutions, retailers, airlines, oil companies, associates, unions and employer groups. Signature's major third party clients include American Airlines, AARP, American Express, Amoco, BankOne, Brylane, Chase, Citigroup, Delta, Discover, Exxon, General Electric, MBNA, Merrill Lynch, Mobil, Shell, Texaco, TWA, United Airline, Wachovia and Wells Fargo.

     On March 18, 1999, Signature entered into a definitive agreement whereby Transmedia Network Inc. acquired the assets of Dining a la Card from Signature. As part of the Agreement, Signature will continue to acquire dining members from its airline frequent flyer partner programs as well as other client programs.

     Since 1994, Signature has aggressively sought to diversify its customer account base through the development of new third-party client (non-Wards) relationships and business acquisitions. As of December 31, 1998, 8.5 million, or 69% of the Company's total members were from third-party clients, up significantly from 3.1 million, or 33%, of total members at the end of 1994.

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

     The requirements of environmental protection laws and regulations have not had a material effect upon Wards' operations. Compliance may, in certain cases, lengthen the lead-time of expansion plans and could increase construction and operating costs.

Account Purchase Agreements

     Credit is extended to Wards' customers under an open-end revolving credit plan and is an important element in generating sales, especially in the big ticket businesses. Wards' private label credit card sales were 43.9% and 46.9% of total sales for 1998 and 1997, respectively. Bankcard sales were an additional 23.6% and 21.2% of total sales for 1998 and 1997, respectively.

     Wards entered into a Bank Credit Card Program Agreement ("Card Agreement") effective April 1, 1996 with Monogram Credit Card Bank of Georgia ("Monogram"), and an Account-Related Agreement ("Account Related Agreement") effective April 1, 1996 with Montgomery Ward Credit Corporation ("Montgomery Ward Credit") (collectively referred to as the "Agreements") pursuant to which Monogram and Montgomery Ward Credit (collectively referred to as the "Montgomery Ward Credit Companies" or "MWCC"), both of which are affiliates of GE Capital, make payments to Wards as to their receivables generated by sales to customers of Wards, its affiliates and licensees who utilize the Wards private label credit card, and provide services to Wards, all of which are guaranteed by GE Capital. Under the Agreements, Monogram has the exclusive right to operate the Wards private label credit card system and the obligation to pay to Wards the face amount of Monogram's receivables generated by the Wards private label credit card system, up to $7 billion outstanding at any time. If Wards desires to receive payment for receivables generated by the Wards private label credit card system at any time when Montgomery Ward Credit Companies own $7 billion or more of such receivables and do not desire to finance additional receivables, alternative arrangements, such as the sale of receivables to banks or other financial institutions, would be required unless Monogram agrees to fund the excess. As of January 2, 1999, there were $3.3 billion of Wards private label credit card receivables owned by Montgomery Ward Credit Companies, and the average outstanding amount of such receivables owned by Montgomery Ward Credit Companies during 1998 was $3.6 billion.

     Under the Card Agreement, Wards is required to pay Monogram the excess interest costs on a monthly basis if a blended interest rate applicable to funding costs with respect to the receivables exceeds 10% per annum. This blended interest rate has been less than 10% since 1988.

     Wards generally bears the risk of credit losses due to non-payment by cardholders to the extent of (i) the amount of credit losses that are between 3.9% and 5.0% of average outstanding receivables, plus (ii) 50% of credit losses that are between 5.0% and 8.0% of average outstanding receivables, subject to offsets described below relating to Wards' share of certain incremental increases in finance charges and late fees payable by cardholders. Wards is also responsible for losses on certain higher risk starter card accounts to the extent the loss percentage as to those accounts exceeds the loss percentage experience on the rest of the portfolio. Wards' net unpaid liability for credit losses for 1991 through 1998 is to be payable to Montgomery Ward Credit pursuant to a note (Continuation Note) due in early 2003, which provides that: (i) the outstanding balance of such note cannot exceed $300 million, (ii) scheduled monthly principal payments ranging from $.4 million to $2.8 million are required through 2002, and (iii) starter card losses are payable currently. Interest on Wards' unpaid liability for credit losses is payable at the monthly GE Capital commercial paper rate. Notes consisting of $285 million for losses incurred prior to July 8, 1997 were executed. A remaining note of $15 million, consisting of losses incurred after July 7, 1997 for the remaining portion of 1997, was executed which provides for monthly principal payments in the amount of 5% of the scheduled monthly principal payments for the Continuation Note. Payments of principal and interest on notes outstanding as of July 7, 1997, has been stayed by the Chapter 11 proceedings.

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

     In connection with the foregoing arrangements, Wards owes $72 million for 1998 credit losses offset by incremental finance charges and late fee assessments. Wards has previously executed notes for certain of its unpaid share of credit losses through 1997, offset by incremental finance charges and late fee assessments due to Wards for a net obligation of $300 million.

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

     On April 3, 1998, the Bankruptcy Court approved an interim amendment to the Bank Program and Account- Related Agreements ("Interim Account Agreement") that provides the Company the ability to utilize the private label credit card through the expected duration of the Company's Chapter 11 status. The Interim Account Agreement provides for additional payments to Montgomery Ward Credit of $2.5 million for the months of January 1998 through June 1998, $3.0 million per month for the remainder of 1998, $2.5 million per month from January 1999 though June 1999, and $2.0 million per month from July 1999 through December 1999.

     Wards is obligated to make all such payments through December 1999 whether the Interim Amount Agreement is terminated or not, except in the termination circumstance where the Company would be liquidated or when certain defaults occur, then payments shall be made through the later of the date of termination or the last Thursday in June 1999. The Interim Account Agreement will terminate on the earliest of the following events:
     (a) the date the Bankruptcy Court enters an order for rejection of the Agreements, (b) the sale of the portfolio of receivables covered by the Agreements, (c) the date the Bankruptcy Court enters an order for assumption of the Agreements, provided Montgomery Ward Credit may withdraw its consent to assumption at any time prior to such an order, (d) if the Bankruptcy Court enters an order authorizing Wards to discontinue all of its retail operations or converts the case to Chapter 7, (e) upon certain defaults by the Company or Wards or default by Monogram or Montgomery Ward Credit, or (f) December 31, 1999.

Associates

     At January 2, 1999, Wards and its subsidiaries employed the equivalent of 34,000 full-time associates. During certain seasons, temporary associates are added and peak employment is approximately 49,000 associates during the Christmas season. Approximately 1,500 Wards associates are covered by various collective bargaining agreements. Wards has experienced no major labor-related interruption or curtailment of operations during the last 15 years.

ITEM 2.   PROPERTIES

     At January 2, 1999, excluding the retail stores announced to be closed in early 1999, the Company owned or leased 325 retail, distribution and other operating facilities. The Company's properties are located throughout the continental United States and cover approximately 44 million square feet.

     These properties are summarized as follows:

                                      Number of          Approximate Total
                  Use                 Locations             Square Feet
---------------------------------     ---------             -----------
Montgomery Ward Retail Stores:
    Full Line                               248              33,916,000
    Limited Line                              4                 344,000
Corporate Office Complex                      1               2,975,000
Miscellaneous Operating Locations            72               6,913,000
                                      ---------             -----------

    Total Locations                         325              44,148,000
                                      =========             ===========

     Owned and leased retail stores include approximately 20 million square feet of selling space and 14 million square feet devoted to storage, office and related uses. Miscellaneous operating locations include warehouses, office buildings and distribution centers, but exclude vacant land parcels and properties held for disposition. See Note 11 to the Consolidated Financial Statements for information with respect to leased properties.

     The nationwide scope of Wards' operations helps minimize the impact of changes in the economies of specific regions on the overall performance of its retail stores and allows Wards to merchandise to a variety of demographic profiles.

     The regional distribution of Ward's retail stores, as of January 2, 1999, excluding the retail stores announced to be closed in early 1999, is indicated in the following table:

                        State               Total
                    ------------            -----
                    Arizona                    9
                    Arkansas                   1
                    California                49
                    Colorado                   8
                    Florida                   12
                    Georgia                    2
                    Illinois                  17
                    Indiana                    4
                    Iowa                       3
                    Kansas                     5
                    Kentucky                   1
                    Louisiana                  5
                    Maryland                  15
                    Michigan                  12
                    Minnesota                  2
                    Missouri                   7
                    Nebraska                   1
                    Nevada                     3
                    New Mexico                 3
                    New York                   3
                    North Carolina             3
                    Ohio                       4
                    Oklahoma                   5
                    Oregon                     7
                    Pennsylvania              11
                    South Carolina             2
                    Tennessee                  1
                    Texas                     37
                    Virginia                  12
                    Washington                 3
                    West Virginia              4
                    Wisconsin                  1
                                            -----

                    Total                    252
                                            =====

ITEM 3.  LEGAL PROCEEDINGS

     At the close of business on July 7, 1997, Montgomery Ward Holding Corp. and certain of its U.S. subsidiaries filed petitions for reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. These related proceedings are being jointly administered under the caption "In re Montgomery Ward Holding Corp., a Delaware corporation, et. al.", Case No. 97-1409 (PJW). The following U.S. subsidiaries were not included in the bankruptcy filings: Signature and its direct and indirect subsidiaries, Marinco, and Montgomery Ward Foundation. The filing of the petitions and the rejection of certain contracts created certain claims related to the filing. Among these cases is "Reliance Insurance Company v. Forum Insurance Company." This case alleges that Forum Insurance Company, an indirectly wholly-owned subsidiary of Signature, is liable under an indemnification agreement of which Wards is a signatory for the surety bonds issued to secure certain of Wards' obligations. The matter is now pending before the Bankruptcy Court. The potential liability related to the outcome of this claim cannot be estimated at this time.

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

     In 1979, a suit entitled "United States v. Midwest Solvent Recovery, Inc., et.al." (Civil Action Number H-79-556) was initiated by the United States Department of Justice on behalf of the Environmental Protection Agency in the U.S. District Court for the Northern District of Indiana, and an Amended Complaint was filed in January 1984. This suit was against Standard T Chemical Company, Inc., a Delaware corporation and wholly-owned subsidiary of Wards ("Standard T"), which ceased operations in 1994 and is currently an inactive entity and is a debtor in the bankruptcy proceedings described above, and others involving two waste disposal sites and seeks reimbursement for the cost of surface clean-up, investigation studies concerning possible contamination of the soil and ground water and remedial action. In January 1990, the United States filed a second Amended Complaint seeking inter alia, treble damages and monetary sanctions. Standard T signed a consent decree, whereby it was obligated to provide a financial assurance. The financial assurance in the amount of $2.77 million has been drawn in order to remediate the site. The Company currently anticipates that its obligation will not exceed that amount.

     In 1985, the New York Environmental Protection Agency brought an action for remediation of a site in Staten Island, New York against the owner of the property. The owner asserted that Standard T, among others, generated wastes that were disposed of by a prior owner of the site. Standard T is in the process of completing the clean up of this site and has purchased the site from the owner for $1.45 million. The proposed remedy has a present value cost of $2.9 million.

     In February 1986, Standard T, along with approximately 330 other companies, was notified by the United States Environmental Protection Agency that the agency was mandating a remediation of the contamination of the American Chemical Services, Inc. ("A.C.S.") site located in Griffith, Indiana, under authority vested in it by the Comprehensive Environmental Response, Compensation and Liability Act of 1980. Standard T and a Wards paint factory were each identified as a Potentially Responsible Party ("PRP"), under the terms of the Act, because of their alleged status as generators of hazardous waste ultimately disposed of at the A.C.S. site. The Company will pay its proportionate share of the costs of the studies, and may ultimately pay a share of the costs of abating the contamination of the A.C.S. site. One estimate by the EPA of future costs of abating contamination at the A.C.S. site is $69 million, of which $24 million has been paid by deminimus settling parties. The proposed settlement of the proof of claim in the bankruptcy proceedings is $2.9 million.

     Standard T and Wards are also involved at various stages with several other sites where Standard T and Wards have been notified or sued as a PRP. The potential liability related to these sites cannot be estimated at this time.

     On April 29, 1997, MW Holding, Wards and Lechmere were served with a complaint, purporting to represent a nationwide class, filed by certain bankrupt credit card holders of Wards and Lechmere credit cards. The complaint alleged that MW Holding, Wards and Lechmere, benefited from the actions taken by Hurley, Lechmere's previous credit card provider, and MWCC and Monogram (both of which are affiliates of GE Capital), Wards' and Lechmere's current credit card providers, in that the recoveries received from the bankrupt credit card holders, allegedly were in violation of the bankruptcy laws dealing with reaffirmations, and ultimately reduced Wards' and Lechmere's loss sharing obligations. Hurley, MWCC and Monogram took all actions related to bankruptcy reaffirmations. A final settlement has been executed by Monogram and MWCC with the plaintiffs, which releases MW Holding, Wards and Lechmere of any liability. The plaintiffs have withdrawn their proofs of claim.

     In 1997, a suit entitled "Trent v. Montgomery Ward," was initiated by Karen Trent and four other plaintiffs alleging, on behalf of themselves and a class of other commissioned sales employees, fraud and breach of contract in the calculation of their sales commissions. This class action currently is being heard in the Federal District Court for the District of Wyoming. The suit claims that from 1992 to the present, Wards devised a commission sales plan that was designed to underpay commissions promised to employees and that Wards in fact paid employees less than the commissions they were supposed to have earned. Plaintiffs seek certification of the class and actual and punitive damages. Wards has denied the allegations and intends to aggressively defend this matter. The case currently is in the early stage of class discovery, and damage exposure cannot be determined at this time. A limited lifting of the bankruptcy automatic stay has been granted so that the class certification issue can be resolved. The court has determined that it does not have jurisdiction of the case and has remanded the case to the Wyoming State court. The plaintiffs have filed a motion for reconsideration. The plaintiffs have now filed a class claim in the Bankruptcy Court and it is expected that their claim will be resolved in the Bankruptcy Court.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                     EXECUTIVE OFFICERS OF THE REGISTRANT

     Listed below are the names and ages of the executive officers of the Company as of March 26, 1999, and the positions each has held during the past five years:

     Roger V. Goddu, 48, has been a director of the Company and Chairman and Chief Executive Officer of Wards since January 6, 1997. Prior thereto, he was with Toys "R" Us, where from 1996 until 1997, he was President-U.S. Merchandising, and from 1989 to 1995, he was Executive Vice President/General Merchandise Manager. Prior to 1989, Mr. Goddu was a Senior Vice President and General Merchandise Manager of Target, a division of Dayton Hudson Corporation.

     Thomas J. Austin, 51, has been Executive Vice President - Men's and Children's Apparel and Shoes of Wards since May 19, 1997. Prior thereto, Mr. Austin was Senior Vice President - Divisional Merchandise Manager of Kohl's Corporation, where he spent 15 years in various merchandising positions of increasing responsibility.

     Louis J. Caporale, 45, has been Executive Vice President - Women's Apparel and Fine Jewelry of Wards since May 27, 1997. Prior to joining Wards, Mr. Caporale was Senior Vice President - Divisional Merchandise Manager of Kohl's Corporation. From 1993 through 1997, he was Vice President - Divisional Merchandise Manager of Kohl's. Prior to joining Kohl's, Mr. Caporale held various merchandising positions with Federated Department Stores for 16 years.

     Don Civgin, 37, has been Vice President and Treasurer of the Company and Senior Vice President - Finance of Wards since May 8, 1997. Prior thereto, he was Vice President - Treasurer of Alliant Foodservice, Inc. from 1995 to 1997. From 1986 through 1995, Mr. Civgin held various financial management positions with Itel Corporation.

     Robert C. Claxton, 44, has been Senior Vice President - Advertising and Marketing of Wards since March 23, 1998. Prior thereto, he was Vice President of Advertising of Wards from June 1997 to March 1998. Prior thereto, he held positions at Wards as Vice President of Home Image from February 1996 to June 1997, Regional Managing Director from November 1995 to February 1996, and Field Director of Electric Avenue & More from September 1995 to November 1995. Prior to joining Wards, he was Divisional Vice President of Store Operations at Silo, Inc. since 1989.

     Alan E. DiGangi, 52, has been Executive Vice President - Appliances, Electronics and Automotive of Wards since November 1996. Prior thereto, he was Executive Vice President Marketing of Wards from March 1996 through November 1996. Mr. DiGangi was Executive Vice President, Electric Ave., Rooms & More/Soft Home of Wards from January 1996 through March 1996. Prior thereto, he was Senior Vice President, Electric Ave. & More from April 1995 to January 1996. From 1993 though 1995, Mr. DiGangi was Vice President of Wards, with responsibilities in Store Management, Field Operations, Marketing and Sales Promotion.

     Kevin Freeman, 48, has been Executive Vice President - Store Operations of Wards since May 1, 1997. Prior thereto, he was Executive Vice President of Store Operations for Caldor from 1994 until 1997. Mr. Freeman was Executive Vice President - Store Operations with Roses Stores from 1991 to 1994. Prior thereto, Mr. Freeman held various positions with Target, a division of Dayton Hudson Corporation, from 1978 to 1991, leaving as Senior Vice President of Store Operations.

     Thomas G. Grimes, 61, has been Executive Vice President - Home of Wards since November 7, 1997. Mr. Grimes joined the Company on February 24, 1997 as Chief Executive Officer of Lechmere, Inc. and President - Hardlines. Prior thereto, he was Managing Director of Trimingham Bros. Ltd. from January 1996 through February 1997. Prior to joining Trimingham Bros. Ltd., Mr. Grimes was Chairman and Chief Executive Officer of the John Breuner Company, a division of Batus Inc., from 1986.

     Spencer H. Heine, 56, has been an Executive Vice President, Secretary and General Counsel of the Company since September 30, 1991 and was a director from May 15, 1992 through January 6, 1997. Mr. Heine has been Executive Vice President, Secretary and General Counsel of Wards and President - Montgomery Ward Properties since April 12, 1994. Prior thereto, Mr. Heine served as Executive Vice President - Legal of Wards from September 30, 1991 through April 11, 1994. Mr. Heine was Chairman and Chief Executive Officer of Signature from March 8, 1993 through April 11, 1994.

     Robert A. Kasenter, 52, has been an Executive Vice President of the Company since February 21, 1992. Mr. Kasenter has served as Executive Vice President, Human Resources of Wards since January 27, 1992 and was Senior Vice President- Human Resources and Customer Satisfaction from June 23, 1988 to January 26, 1992. Mr. Kasenter announced his resignation from the Company in March 1999 and will be leaving in May 1999.

     Thomas J. Paup, 50, has been an Executive Vice President and Chief Financial Officer of Wards since September 22, 1997. Prior to joining Wards, Mr. Paup was Senior Vice President, Finance and Distribution of Lord & Taylor, a division of The May Department Stores Company from 1990 to 1997.


                                    PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

     There is no established public trading market for the Common Stock of the Company. All shares are subject to restrictions on transfers contained in the Stockholders' Agreement dated as of June 17, 1988, as amended ("Stockholders' Agreement"), or the Terms and Conditions ("Terms and Conditions") imposed under the Montgomery Ward & Co., Incorporated Stock Ownership Plan ("Stock Ownership Plan"). Management believes the stock has little or no value due to the bankruptcy filing.

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

     The redemption provisions of the Company's outstanding preferred stock have been stayed by the Chapter 11 proceedings. No further dividends will be declared or paid on the preferred stock prior to the approval of a plan of reorganization. Future payments of dividends, if any, are dependent upon the approval of a plan of reorganization.

     As of March 26, 1999, there were 91 holders of record of Class A Common Stock, Series 1, 192 such holders of Class A, Common Stock, Series 2, and one such holder of Class B Common Stock. No shares of Class A Common Stock, Series 3, were outstanding as of that date. On June 21, 1998, the Voting Trust Agreement dated as of June 21, 1988, under which Voting Trust Certificates representing shares of Class A Common Stock, Series 1 and Series 2, of the Company had been issued, expired pursuant to its terms.

ITEM 6.   SELECTED FINANCIAL DATA

     The following summary of certain financial information for each of the five fiscal years in the period ended January 2, 1999 has been derived from the Consolidated Financial Statements of MW Holding. Signature's results of operations have been classified as discontinued operations and prior periods have been restated. See Note 3 to the Consolidated Financial Statements on page 34 for a summary of financial data of discontinued operations. Such information for each fiscal year should be read in conjunction with the Consolidated Financial Statements and notes thereto and the report of independent public accountants beginning on page 22.

                                                                             As of and for the
                                     ---------------------------------------------------------------------------------------------
                                         52-Week              53-Week
                                          Period              Period
                                          Ended                Ended                          52-Week Period Ended
                                     -------------       --------------      -----------------------------------------------------

(Dollars in millions, except             Jan. 2,              Jan. 3,            Dec. 28,            Dec. 30,           Dec. 31,
Per share amounts)                        1999                 1998                1996                1995               1994
                                     -------------       --------------      -------------       -------------      --------------
Net Sales                                  $ 3,634           $    4,534           $  5,879           $   6,531            $  6,564

Income (Loss) from Continuing
  Operations before Reorganization
  Costs and Income Taxes                      (418)              (1,003)              (446)               (109)                 89

Reorganization Costs                           218                  553                  -                   -                   -

Net Income (Loss) before
  Discontinued Operations                     (942)              (1,170)              (282)                (63)                 61

Net Income (Loss) Applicable
  to Common Shareholders                      (971)              (1,160)              (249)                (13)                135

Net Income (Loss) per Class A
  Common Share before
  Discontinued Operations                   (25.46)              (32.17)             (7.48)              (1.69)               1.37

Total Assets                                 3,492                4,080              4,187               4,442               4,132

Long-term Debt                                  46                  108                 77                 389                 220

Obligations Under Capital
  Leases (a)                                     -                    -                 90                 102                 122

Total Shareholders' Equity
  (Deficit)                                 (1,688)                (716)               433                 700                 707

Redeemable Preferred Stock                     177                  177                175                 175                  75

Cash Dividends per Common
  Share                                          -                    -                  -                   -                 .50

(a) Excludes $64 and $77 million of Obligations under capital leases included in Liabilities subject to compromise as of January 2, 1999 and January 3, 1998, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of results of operations for the Company compares 1998 to 1997, as well as 1997 to 1996. Wards is on a 52- or 53-week fiscal year basis, with 1998 being a 52-week year, 1997 a 53-week year, and 1996 a 52-week year. All dollar amounts are in millions and all income and expense items and gains and losses are shown before income taxes, unless specifically stated otherwise.

     The Company's retail business is seasonal, with approximately one-third of sales occurring in the fourth quarter.

Results of Operations: 1998 Compared with 1997

     Net sales were $3,634, compared with $4,534 in 1997, a decrease of $900, or 20%. Sales on a comparable store basis decreased approximately 2% after adjusting for the closing of stores, the exit of certain product lines and the noncomparable impact of sales that occurred in the 53rd week of 1997. The decrease in net sales is attributable to the closing of nine retail stores in the third quarter of 1998 and 101 retail stores and liquidation and outlet centers in the second half of 1997, as a result of the Company's decision to exit its non-core retail businesses and to close certain underperforming Wards retail stores. These closed stores reported net sales of $686 in 1997. The sales decrease was also caused by the Company's decision to exit certain product offerings which reported sales of $74 in 1997 and the noncomparable impact of sales that occurred in the 53rd week of 1997. Wards' management also believes that the decline in promotional offers to Wards' credit cardholders during 1998 and an aggressive markdown and promotional advertising strategy to liquidate inventory during the first six months of 1997 contributed to the 1998 year-to-date sales decrease.

     Gross margin (net sales less cost of goods sold) dollars were $685, an increase of $105, or 18%, from 1997. This increase was due to an increase in the gross margin rate on sales of $246 and decreased occupancy and other margin-related expenses of $104 primarily related to the closed stores, offset by the gross margin impact of decreased sales of $245. The improvement of 6 percentage points in the gross margin rate in 1998, as compared to 1997, was due the effects of the increase in the margin rates in nearly every category of merchandise and the impact of closing Lechmere and Electric Avenue & More stores, which historically reported lower gross margin rates, as well as the negative impact of the aggressive markdown strategy employed in the first six months of 1997 to liquidate inventories.

     Operating, selling, general and administrative expenses decreased $428, or 29%, from the prior year. The decrease was primarily due to decreased payroll costs primarily related to the closed stores of $215, decreased advertising and other promotional costs of $103, decreased bad debt expense of $48, write-downs of investments and other unrealizable assets in the prior year of $42, increased pension income of $17, and a decrease in all other costs of $35, offset by decreased product service income of $32.

     Net interest expense decreased $52, or 48%, from the prior year. The Company stopped accruing interest on its pre-petition short-term debt in connection with the Chapter 11 filing. The weighted-average borrowings for 1998, excluding pre-petition debt, decreased by approximately $700 as compared to 1997.

     Reorganization costs were $218 in 1998 as compared to $553 in 1997. These costs are related to the Company's exit of its non-core strategies, certain dispositions of assets and various other expenses. See Note 5 to the Consolidated Financial Statements for the components of these costs.

     Income tax expense of $306 was recorded for 1998 as compared to a benefit of $386 for 1997. See Note 9 to the Consolidated Financial Statements for a discussion of management's determination of the valuation allowance provided during 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Results of Operations: 1998 Compared with 1997 (continued)

     On February 1, 1999, Wards announced that GE Capital, a major shareholder and creditor, will acquire Signature, Wards' direct marketing response operations segment. Signature's results of operations have been classified as discontinued operations. The loss from discontinued operations was $29 million in 1998 as compared to income of $18 million in 1997. The current year's results of discontinued operations included the write-off of $33 million of capitalized fulfillment costs and $31 million associated with the estimated loss on Signature's sale of its dining operations. In addition, in 1998 no tax benefit was recorded and in 1997 tax expense of $11 million was recorded.

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

     Net sales were $4,534, compared with $5,879 in 1996, a decrease of $1,345 or 23%. After adjusting for the noncomparable impact of sales that occurred in the 53rd week, sales on a comparable store basis, which reflect only the stores in operation for all of 1997 and 1996, decreased 16%. $534 of the sales decrease reflects the closings of 101 retail stores and liquidation and outlet centers, including the exit of the Lechmere and Electric Avenue & More formats. 1997 sales results also reflect the Company's decision to exit certain product offerings, including personal computers. 1996 third and fourth quarter sales for the affected product lines were $84. Additionally, the Company's management believes that merchandise shipment interruptions as a result of the bankruptcy filing and the decline in promotional offers to Wards' credit cardholders in the second half of 1997 (4 in 1997 versus 19 in 1996), contributed to the sales decline.

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

     Operating, selling, general and administrative expenses increased $137, or 10%, from the prior year. The increase was due to increased bad debt expense of $29; write-downs of investments and other unrealizable assets of $57 and decreased product service income of $66, offset by all other decreased expenses of $15.

     Net interest expense decreased $11, or 9%, from the prior year. The net decrease reflects a $30 increase in interest expense for the first and second quarters of 1997 offset by a $41 decrease in interest expense for the third and fourth quarters of 1997. The first half increase reflects increased borrowings (including borrowings under vendor financing programs) and an increase in the weighted-average borrowing rate. The Company has stopped accruing interest on its short-term debt in connection with the Chapter 11 filing. Second-half 1997 borrowings under the DIP Facility were substantially below second-half 1996 borrowing levels.

     Reorganization costs of $553 were related to the Company's exit of its non-core strategies, certain dispositions of assets and various other expenses. See Note 5 to the Consolidated Financial Statements for the components of these costs.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Results of Operations: 1997 Compared with 1996 (continued)

     The income tax benefit was $386 as compared to a benefit of $164 for 1996. See Note 9 to the Consolidated Financial Statements for a discussion of management's determination of the benefit recorded and the related valuation allowance provided during 1997.

     The income from discontinued operations in 1997 was $18 million as compared to $45 million in 1996. The decrease in income from discontinued operations was due to an increase in amortization and other direct marketing related costs of $150 million offset by an increase in direct response marketing revenues of $111 million. Income tax expense was $11 million and $26 million in 1997 and 1996, respectively.

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

     On February 1, 1999, the Company announced its intention to emerge from Chapter 11 bankruptcy protection in mid-1999. The Company will file its plan of reorganization and disclosure statement with the Bankruptcy Court shortly. The plan of reorganization will set forth the means for satisfying claims and interests in the Company and its debtor subsidiaries, including the Liabilities subject to compromise. Under the reorganization plan, when filed, secured and non-tax priority claimholders will generally receive cash equal to the amount of their allowed claim. Claims held by unsecured creditors and certain allowed vendor claims held by GE Capital will be satisfied by cash distributions for a portion of the allowed claims. GE Capital will receive a significant equity interest in the Company in exchange for its remaining claims. The Company intends to fund its distributions under the plan of reorganization principally through funds placed in escrow by GE Capital and through the termination of its over-funded defined benefit pension plan. The Company expects to repay GE for the funds placed in escrow by GE with the proceeds from the sale of Signature. The consummation of a plan of reorganization for the Company and its debtor subsidiaries will require the requisite vote of impaired creditors and stockholders and confirmation by the Bankruptcy Court, which is expected to be completed by the Summer of 1999.

     Net cash used in the Company's operating activities for continuing operations totaled $167 for 1998 compared to $292 for 1997, a decrease of $125. The lower cash usage is summarized as follows:

          Cash impact of smaller operating loss                      $  517
          Decrease in cash received from facility closings             (108)
          Higher payments of liabilities subject to compromise          (32)
          Lower cash provided by accounts payable                      (213)
          All other cash from operations                                (37)
                                                                     ------
                                                                     $  125
                                                                     ======

     Cash received from facility closings, which represents proceeds from the disposition of inventory and properties, net of costs associated with the going out-of-business sales, declined to $47 million in 1998 from $155 in 1997. The 1997 net receipts included the proceeds from the exit of its non-core specialty retail businesses and a portion of the proceeds from the closing of the 53 Wards stores. The 1998 net receipts included the remaining proceeds from the 1997 store closing program and the closing of an additional nine Wards stores in 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Discussion of Financial Condition (continued)

  Higher payments of liabilities subject to compromise represents an increase in the settlement amount of reclamation claims, the offset of restricted cash against interest claims, and payments of advertising and real estate and personal property tax claims. The lower cash provided by accounts payable was due to the effects of the bankruptcy filing in the third quarter of 1997.

  Net cash used for investing activities of continuing operations totaled $93 for 1998, compared to $35 million for 1997. Capital expenditures were $93 for 1998 compared to $47 for 1997. The Company has capitalized $12 on the remodeling of three stores in 1998. These stores, unveiled in September 1998, will serve as the prototype for the remodeling of future stores. These three stores reflected sales increases over the prior year in excess of 30 percentage points above the combined performance of the entire chain from September 1998 through February 1999. The Company plans to spend $180 over the next three years related to the remodeling of approximately 120 stores.

  Net cash provided by financing activities of continuing operations totaled $225 for 1998, compared to $438 for 1997. The Company had borrowed to the full extent of its financing facilities (excluding the Seasonal Credit Agreement) prior to the Chapter 11 filing. Net borrowings under the DIP facility were $254 in 1998.

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

  A commitment fee is payable based on the unused amount of the facility. The facility expires on July 7, 1999, or earlier in the case of an event of default. Total borrowings outstanding were $304 and letters of credit outstanding were $108 at January 2, 1999. The Company had $363 of borrowing availability under the DIP Facility at January 2, 1999.

  On February 20, 1998, Wards obtained a waiver and second amendment to the DIP Facility (the "Waiver and Second Amendment Agreement") which was approved by the Bankruptcy Court on March 31, 1998. The Waiver and Second Amendment Agreement waived and amended certain provisions of the DIP Facility, including a reduction in the level of earnings required, as defined in the DIP Agreement.

  On November 9, 1998, Wards obtained a Third Amendment to the DIP Facility ("Third Amendment Agreement") which was approved by the Bankruptcy Court on February 1, 1999. The Third Amendment Agreement amended certain provisions of the DIP Facility , including an increase in the interest rate margin and a reduction in the level of earnings required, as defined in the DIP Agreement.

  Prior to the bankruptcy filing, Wards entered into a long term credit agreement, as amended, ("Long Term Credit Agreement") and a short term credit agreement, as amended, ("Short Term Credit Agreement") both dated as of September 15, 1994; note purchase agreements, as amended, dated March 1, 1993 and July 11, 1995 ("Note Purchase Agreements"); and a credit agreement, as amended, ("Seasonal Credit Agreement") dated October 4, 1996. The Company is currently in default of the terms of these agreements and no future amounts may be drawn thereunder. The Seasonal Credit Agreement was terminated as a result of the Chapter 11 filings. There were no borrowings outstanding under this agreement.

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

  For IT systems, the Company has completed its assessment phase and the remediation phase is 90% complete. The remainder of the remediation phase is expected to be completed in the first half of 1999. For non-IT systems, the Company anticipates the assessment phase to be completed in early 1999 and the remediation phase to be completed by September 30, 1999. The Company is also in the process of assessing the Year 2000 readiness of its suppliers and service providers and is participating in a National Retail Federation survey of such providers.

  In 1998, the Company had expensed $22 related to Year 2000 readiness. Prior to 1998, the Company expensed $12. The Company estimates an additional $3 will be expensed as incurred to become Year 2000 ready. In addition, the Year 2000 issue has accelerated the timing of an estimated $26 of capital expenditures of which $17 has been capitalized as of January 2, 1999. No significant capital projects have been delayed as a result of addressing the Year 2000 issue. Based on the Company's plan, the remaining costs to be expended to become Year 2000 ready are not expected to materially impact future cash flows.

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

  As discussed in Note 2 to the Consolidated Financial Statements, the accompanying consolidated financial statements have been prepared on a going concern basis. The appropriateness of using the going concern basis is dependent upon, among other things, confirmation of a plan of reorganization, future profitable operations, the ability to comply with the terms of the DIP Facility and the ability to generate sufficient cash from operations and financing arrangements to meet obligations.

  Capital expenditures during 1998 of $93 were primarily related to systems development, remodeling of three stores, merchandise fixture and presentation programs, and retail facility improvements.

                                                              1998      1997      1996
                                                            --------  --------  --------
  Total capital expenditures                                  $  93    $  47     $  79
  Capital appropriations authorized during the year              89       57        90
  Cancellations of prior year's appropriations                   (3)     (66)      (34)
  Unexpended capital appropriations at year-end                  50       57       113

  Wards is not contractually committed to spend all of the capital appropriations unexpended at January 2, 1999, but generally expects to do so. The DIP Agreement restricts the amount of capital expenditures Wards may make during the term of the Agreement.

ITEM 8.  FINANCIAL STATEMENTS

                                                                                      Page
                                                                                    --------
  Report of Independent Public Accountants                                             23

  For the 52-Week Period Ended January 2, 1999, the 53-Week Period
    Ended January 3, 1998 and the 52-Week Period Ended December 28, 1996
      Consolidated Statements of Income                                                24
      Consolidated Statements of Shareholders' Equity (Deficit)                        26
      Consolidated Statements of Cash Flows                                            28

  Consolidated Balance Sheets at January 2, 1999 and January 3, 1998

  Notes to Consolidated Financial Statements                                           25

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                   ----------------------------------------


To the Board of Directors and Shareholders of Montgomery Ward Holding Corp.:

We have audited the accompanying consolidated balance sheets of MONTGOMERY WARD HOLDING CORP. (a Delaware Corporation) AND SUBSIDIARIES (of which Montgomery Ward Holding Corp. and certain of its U.S. subsidiaries filed petitions for reorganization on July 7, 1997 under Chapter 11 of the United States Bankruptcy
Code), as of January 2, 1999 and January 3, 1998, and the related consolidated statements of income, shareholders' equity (deficit) and cash flows for the fiscal years ended January 2, 1999, January 3, 1998 and December 28, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Montgomery Ward Holding Corp. and Subsidiaries as of January 2, 1999 and January 3, 1998 and the results of their operations and their cash flows for the fiscal years ended January 2, 1999, January 3, 1998 and December 28, 1996, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2, the Company expects to file a plan of reorganization with the Bankruptcy Court shortly. The Company anticipates emerging from bankruptcy in July 1999. On July 7, 1997, the Company filed a voluntary petition seeking to reorganize under Chapter 11 of the United States Bankruptcy Code. The Chapter 11 filing was the result of violation of certain debt covenants, recurring operating losses, deterioration of vendor support, and cash flow deficiencies. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Although the Company is currently operating as a Debtor-In-Possession under the jurisdiction of the Bankruptcy Court, the continuation of the business as a going concern is contingent upon, among other things, the approval and confirmation by the creditors and Bankruptcy Court of the aforementioned plan of reorganization, the success of future operations, and the ability to recover the carrying amount of assets and/or the amount and classification of liabilities. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.


Arthur Andersen LLP
Chicago, Illinois
February 11, 1999

                         MONTGOMERY WARD HOLDING CORP.
                       CONSOLIDATED STATEMENTS OF INCOME

                                                                    52-Week              53-Week              52-Week
                                                                     Period               Period               Period
                                                                     Ended                Ended                Ended
                                                               ---------------      ---------------      ---------------

                                                                    Jan. 2,              Jan. 3,              Dec. 28,
(In millions, except per share amounts)                               1999                 1998                 1996
                                                               ---------------      ---------------      ---------------
Net sales, including leased and licensed department sales              $ 3,634              $ 4,534               $5,879

Costs and Expenses
  Cost of goods sold, including net occupancy and
    buying expense                                                       2,949                3,954                4,868
  Operating, selling, general and administrative
    expenses ( Notes 11 and 17)                                          1,047                1,475                1,338
  Interest expense, net (Note 15)                                           56                  108                  119
                                                               ---------------      ---------------      ---------------
      Total Costs and Expenses                                           4,052                5,537                6,325
                                                               ---------------      ---------------      ---------------

Loss from Continuing Operations before Reorganization
  Costs and Income Taxes                                                  (418)              (1,003)                (446)
Reorganization Costs (Note 5)                                              218                  553                    -
                                                               ---------------      ---------------      ---------------
Loss before Income Taxes and Discontinued Operations                      (636)              (1,556)                (446)
Income Tax Expense (Benefit) (Note 9)                                      306                 (386)                (164)
                                                               ---------------      ---------------      ---------------
Loss before Discontinued Operations                                       (942)              (1,170)                (282)
Income (Loss) from Discontinued Operations,
  net of Income Taxes (Note 3)                                             (29)                  18                   45
                                                               ---------------      ---------------      ---------------
Net Loss                                                                  (971)              (1,152)                 237
Preferred Stock Dividend Requirements (Note 12)                              -                   (8)                 (12)
                                                               ---------------      ---------------      ---------------
Net Loss Applicable to Common Shareholders                             $  (971)             $(1,160)              $ (249)
                                                               ===============      ===============      ===============

Net Income (Loss) per Common Share (Note 13)
  Class A
     Before Discontinued Operations                                    $(25.46)             $(32.17)              $(7.48)
     Discontinued Operations                                              (.79)                 .50                 1.15
                                                               ---------------      ---------------      ---------------
                                                                       $(26.25)             $(31.67)              $(6.33)
                                                               ===============      ===============      ===============

  Class B
     Before Discontinued Operations                                    $(18.99)             $(23.54)              $(6.17)
     Discontinued Operations                                              (.59)                 .37                  .65
                                                               ---------------      ---------------      ---------------
                                                                       $(19.58)             $(23.17)              $(5.22)
                                                               ===============      ===============      ===============

                See notes to consolidated financial statements.

                         MONTGOMERY WARD HOLDING CORP.
                          CONSOLIDATED BALANCE SHEETS

                                                                                Jan. 2,                   Jan. 3,
(In millions)                                                                     1999                     1998
                                                                          ------------------       -------------------
Assets
  Cash and cash equivalents (Note 1)                                           $          58               $       164
  Investments of insurance operations                                                      3                         3
                                                                               -------------               -----------
       Total Cash and Investments                                                         61                       167

  Trade and other accounts receivable                                                    187                       153
  Accounts and notes receivable from affiliates (Notes 6 and 10)                         123                        17
                                                                               -------------               -----------
        Total Receivables                                                                310                       170

  Merchandise inventories                                                                953                     1,120
  Prepaid pension cost (Note 7)                                                          402                       366
  Properties, plants and equipment, net of accumulated
    depreciation and amortization (Note 8)                                               963                     1,052
  Net assets of discontinued operations (Note 3)                                         666                       732
  Other assets (Note 8)                                                                  137                       174
  Deferred income taxes (Note 9)                                                           -                       299
                                                                               -------------               -----------
        Total Assets                                                           $       3,492               $     4,080
                                                                               =============               ===========

Liabilities
  Short-term debt (Note 10)                                                    $         328               $        14
  Trade accounts payable                                                                 444                       442
  Accrued liabilities and other obligations (Note 6)                                     738                       561
  Long-term debt (Note 10)                                                                46                       108
  Liabilities subject to compromise (Notes 4, 6, and 11)                               3,447                     3,494
                                                                               -------------               -----------
        Total Liabilities                                                              5,003                     4,619

Commitments and Contingent Liabilities (Notes 10 and 16 )

Redeemable Preferred Stock (Note 12)                                                     177                       177

Shareholders' Deficit
  Common stock (Note 13)                                                                   1                         1
  Capital in excess of par value                                                          65                        64
  Accumulated deficit                                                                 (1,622)                     (651)
  Accumulated other comprehensive income                                                   7                         9
  Less:  Treasury stock, at cost                                                        (139)                     (139)
                                                                               -------------               -----------
      Total Shareholders' Deficit                                                     (1,688)                     (716)
                                                                               -------------               -----------
Total Liabilities and Shareholders' Deficit                                    $       3,492               $     4,080
                                                                               =============               ===========

                See notes to consolidated financial statements.

                         MONTGOMERY WARD HOLDING CORP.
           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                (Dollars in millions, except per share amounts)

                        Class A     Class B
                         Common     Common               Capital
                         Stock       Stock                 In                    Accum.     Treasury       Total
                          $.01       $.01                Excess                  Other       Stock        Share-
                          Par         Par      Common    of Par     Retained     Comp.         At        Holders'
                         Value       Value     Stock     Value      Earnings     Income       Cost        Equity
                    ------------  ----------  --------  --------  -----------  ----------   --------   ----------
                           (in thousands)
Balance
  Dec. 30, 1995          19,210      25,000        $1        $45       $ 758        $10        $(114)       $ 700

Net loss                      -           -         -          -        (237)         -            -         (237)

Unrealized losses
  on securities, net
  of  reclassification
  adjustment                  -           -         -          -           -         (1)           -           (1)
                                                                                                       -----------
Comprehensive
 loss                                                                                                        (238)

Cash dividends
  declared and paid           -           -         -          -          (9)         -            -           (9)

Cash dividends
  declared                    -           -         -          -          (3)         -            -           (3)

Compensation
  expense on
  stock option
  exercises and
  other share
  exchanges                   -           -         -          5           -          -            -            5

Shares repur-
  chased as
  treasury stock         (1,242)          -         -          -           -          -          (25)         (25)

Shares issued
  upon exercise
  of options                352           -         -          3           -          -            -            3

Shares issued
  upon exercise
  of conversion
  rights                      2           -         -          -           -          -            -            -
                        -------     -------    ------      -----     -------     ------      -------      -------
Balance,
  Dec. 28, 1996          18,322      25,000        $1        $53       $ 509        $ 9        $(139)       $ 433
                        =======     =======    ======      =====     =======     ======      =======      =======

                See notes to consolidated financial statements.

                         MONTGOMERY WARD HOLDING CORP.
           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                (Dollars in millions, except per share amounts)

                         Class A    Class B              Capital
                         Common     Common                 in                                             Total
                          Stock      Stock               Excess                  Accum.    Treasury      Share-
                           $.01       $.01                of        Retained     Other      Stock       Holders'
                           Par        Par      Common      Par      Earnings     Comp.        at         Equity
                          Value      Value     Stock      Value     (Deficit)    Income      Cost       (Deficit)
                       ----------  ---------  --------  --------  ------------  ---------  ---------   ---------
                           (In thousands)
Balance
  Dec. 28, 1996           18,322     25,000        $1        $53     $   509         $9       $(139)    $    433

Net loss                       -          -         -          -      (1,152)         -           -       (1,152)

Unrealized losses
  on securities,  net
  of reclassification
  adjustment                   -          -         -          -           -          -           -            -
                                                                                                        --------

Comprehensive
   loss                                                                                                   (1,152)

Cash dividends
  declared and paid            -          -         -          -          (3)         -           -           (3)

Cash dividends
  declared                     -          -         -          -          (5)         -           -           (5)

Grants of restricted
  stock and stock
  Options by
  Majority
  Shareholder
  (Note 17)                    -          -         -         11           -          -           -           11
                       ---------   --------   -------   --------    --------   --------   ---------   ----------
Balance,
  Jan. 3, 1998            18,322     25,000      $  1       $ 64       $(651)      $  9    $   (139)   $    (716)
                       ---------   --------   -------   --------    --------   --------   ---------   ----------

Net loss                       -          -         -          -        (971)         -           -         (971)

Unrealized losses
  on securities,  net
  of reclassification
  Adjustment                   -          -         -          -           -         (2)          -           (2)
                                                                                                      ----------

Comprehensive                                                                                               (973)
   loss

Grants of restricted
  stock and stock
  Options by
  Majority
  Shareholder
  (Note 17)                    -          -         -          1           -          -         -              1
                       ---------   --------   -------   --------    --------   --------   ---------   ----------
Balance,
  Jan. 2, 1999            18,322     25,000   $     1   $     65    $ (1,622)      $  7    $ (139)     $  (1,688)
                       =========   ========   =======   ========    ========   ========   =========   ==========

                See notes to consolidated financial statements.

                         MONTGOMERY WARD HOLDING CORP.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          52-Week               53-Week              52-Week
                                                                           Period                Period              Period
                                                                           Ended                 Ended                Ended
                                                                    -----------------      ---------------      --------------

                                                                          Jan. 2,               Jan. 3,             Dec. 28,
(In millions)                                                               1999                  1998                1996
                                                                    -----------------      ---------------      --------------
Cash flows used for operating activities:
  Net loss                                                                    $(971)             $(1,152)              $(237)
  Adjustments to reconcile net loss to net cash used for
    operating activities:
      (Income) loss from discontinued operations                                 29                  (18)                (45)
      Provision for disposition of assets of Lechmere, Inc.                       -                  280                   -
      Provision for closing of Wards and Electric Avenue
        & More stores                                                           125                  204                   -
      Provision for other reorganization costs                                   36                   38                   -
      Net receipts of cash relating to disposition of assets of
        Lechmere, Inc. and closing of Wards and Electric
        Avenue & More stores                                                     47                  155                   -
      Depreciation and goodwill amortization                                     95                  119                 128
      Deferred income taxes                                                     299                 (375)               (110)
Changes in operating assets and liabilities:
    Trade and other accounts receivable                                           7                  (28)                (18)
    Accounts and notes receivable from affiliates                                (1)                  (9)                (11)
    Merchandise inventories                                                     163                  191                 225
    Prepaid pension cost                                                        (36)                 (19)                (13)
    Other assets                                                                 44                   33                  48
    Trade accounts payable                                                       (4)                 209                (219)
    Liabilities subject to compromise                                           (44)                 (12)                  -
    Federal income taxes payable, net                                             -                   (4)                 (2)
    Accrued liabilities and other obligations                                    44                   96                 (38)
                                                                    ---------------        -------------        ------------
      Net cash used for continuing operations                                  (167)                (292)               (292)
      Net cash provided by (used for) discontinued operations                     4                   66                 (22)
                                                                    ---------------        -------------        ------------
      Net cash used for operating activities                            $      (163)       $        (226)       $       (314)
                                                                    ---------------        -------------        ------------

                See notes to consolidated financial statements.

                         MONTGOMERY WARD HOLDING CORP.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        52-Week                 53-Week               52-Week
                                                                         Period                  Period                Period
                                                                         Ended                   Ended                 Ended
                                                                    ---------------         ---------------        --------------

                                                                        Jan. 2,                 Jan. 3,               Dec. 28,
(In millions)                                                             1999                    1998                  1996
                                                                    ---------------         ---------------        --------------
Cash flows used in investing activities:
  Purchase of short-term investments                                      $       -               $       -           $       (2)
  Capital expenditures                                                          (93)                    (47)                 (79)
  Disposition of properties, plants and equipment, net                            -                      12                   19
  Other investments                                                               -                       -                   (9)
                                                                    ---------------         ---------------        --------------
    Net cash used in investing activities of
     continuing  operations                                                     (93)                    (35)                 (71)
    Net cash provided by (used in) investing activities of
     discontinued operations                                                     27                     (58)                 (95)
                                                                    ---------------         ---------------        --------------
    Net cash used in investing activities                                       (66)                    (93)                 (166)
                                                                    ---------------         ---------------        --------------

Cash flows provided by financing activities:
  Proceeds from issuance of short-term debt, net                                  -                     409                  486
  Borrowings under Post-Petition Loan and Guaranty
    Agreement                                                                   937                     321                    -
  Payments under Post-Petition Loan and Guaranty
    Agreement                                                                  (683)                   (271)                   -
  Restricted cash applied as payments under Long Term
    Credit Agreement                                                            (14)                      -                    -
  Payments of long-term debt                                                     (2)                     (5)                 (56)
  Payments of obligations under capital leases                                  (13)                    (13)                 (12)
  Cash dividends paid                                                             -                      (3)                  (9)
  Proceeds from issuance of common stock                                          -                       -                    3
  Purchase of treasury stock, at cost                                             -                       -                  (20)
                                                                    ---------------         --------------          -------------
    Net cash provided by financing activities of
     continuing operations                                                      225                     438                  392
    Net cash provided by (used for) financing activities
       of discontinued operations                                              (102)                      -                  102
    Net cash provided by financing activities                                   123                     438                  494
                                                                    ---------------         ---------------        --------------

Increase (decrease) in cash and cash equivalents                               (106)                    119                   14
Cash and cash equivalents at beginning of period                                164                      45                   31
                                                                    ---------------           -------------        --------------
Cash and cash equivalents at end of period                                $      58               $     164           $       45
                                                                    ===============         ===============        ==============

                See notes to consolidated financial statements.

                         MONTGOMERY WARD HOLDING CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   MAJOR ACCOUNTING POLICIES

Business Segments

     Montgomery Ward Holding Corp. ("the Company" or "MW Holding") and its wholly owned subsidiary, Montgomery Ward & Co., Incorporated ("Wards"), are engaged in retail merchandising. As of January 2, 1999, retail merchandising operations are conducted through Wards. The assets of Wards' wholly-owned subsidiary, Lechmere, Inc. ("Lechmere") were disposed of in fiscal 1997 (see Note 4) and Lechmere's retail merchandising operations closed. On February 1, 1999 Wards announced its intention to sell its wholly-owned subsidiary, Signature Financial/Marketing, Inc. ("Signature") which operates in the direct response marketing segment. See Note 3 for information regarding the discontinued direct response marketing operations.

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

Fiscal Year

     The Company operates on a 52- or 53- week fiscal year basis. The Company's fiscal year ends on the Saturday closest to December 31. The fiscal years ended January 2, 1999 and December 28, 1996 included 52 weeks. The fiscal year ended January 3, 1998 included 53 weeks.

Cash and Cash Equivalents

     Cash and cash equivalents include cash on hand, time deposits and highly liquid debt instruments with an original maturity of three months or less. The carrying amount reported in the financial statements for cash and cash equivalents approximates the fair value of these assets.

     Cash and cash equivalents includes $8 million and $110 million at January 2, 1999 and January 3, 1998, respectively, of restricted cash generated from the disposition of the assets of Lechmere. The proceeds may be used to pay Lechmere's post-petition obligations, or may be used for other purposes only pursuant to order of the Bankruptcy Court. In September 1998, Lechmere loaned $105 million of its proceeds from the disposition of its assets to Signature. In addition, the Company has approximately $5 million and $29 million at January 2, 1999 and January 3, 1998, respectively, of cash held in segregated accounts by various banks who were lenders to the Company under the Long Term and Short Term Credit Agreements. This cash is being held subject to potential offset, pursuant to the order of the Bankruptcy Court.

     In June 1998, $24 million of pre-petition debt and interest under the Long Term Credit Agreement and Short Term Credit Agreement was offset against this cash.

                         MONTGOMERY WARD HOLDING CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   MAJOR ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents (continued)

     Following is a summary of cash payments for interest and income taxes and non-cash financing and investing activities:

                                                                 52-Week                    53-Week                  52-Week
                                                                  Period                     Period                  Period
                                                                  Ended                      Ended                    Ended
                                                            ----------------            -----------------       ----------------

                                                                 Jan. 2,                    Jan. 3,                 Dec. 28,
     (In millions)                                                 1999                       1998                    1996
                                                            ----------------            -----------------       ----------------
     Cash paid (refunded) for:
       Income taxes                                                 $   3                      $   1                  $ (22)
       Interest                                                        38                         74                    111

     Non-cash financing activities:
       Notes issued for purchase of treasury stock                      -                          -                      5

     Non-cash investing activities:
       Grants of restricted stock and stock options
         by majority shareholder                                        1                         11                      -
       Increase in liquidation value of preferred
         stock                                                          -                          2                      -
       Changes in unrealized gain on marketable
         securities                                                    (2)                         -                     (1)

Investments of Insurance Operations

     The Company accounts for investments under Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments In Debt and Equity Securities". Under SFAS No. 115, all debt and equity securities are classified by management as "available-for-sale" and are stated at fair market value with all changes in unrealized gains or losses, net of applicable income taxes, included in Shareholders' Equity (Deficit).

Merchandise Inventories

     Merchandise inventories consist primarily of merchandise held for resale and are valued at the lower of the cost or market using the retail, first-in, first-out ("FIFO") method.

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

                         MONTGOMERY WARD HOLDING CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   MAJOR ACCOUNTING POLICIES (CONTINUED)

Properties, Plants and Equipment (continued)

     Interest relating to construction in progress is capitalized and amortized over the useful life of the property. In 1996, pre-opening costs, which were not capital in nature, were expensed upon store openings. No pre-opening costs were incurred in 1997 or 1998. Statement of Position ("SOP") 98-5 "Reporting of Costs of Start-up Activities" requires costs of start-up activities to be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. The Company will expense all costs as incurred relating to future store openings. Normal maintenance and repairs are expensed as incurred. Major repairs that materially extend the lives of properties are capitalized. SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," provides guidance on accounting for the costs of computer software developed or obtained for internal use and requires certain costs incurred to be expensed or capitalized depending on the stage of its development and nature. This SOP is effective for fiscal years beginning after December 15, 1998. The Company's current accounting policy complies with this Statement. Results of operations and financial position of the Company will be unaffected by this new standard.

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

Advertising Costs

     The Company expenses production costs of print, radio and television advertisements on the date the advertising first takes place. Advertising expenses included in operating, selling, general and administrative expenses were $229 million, $334 million and $373 million for the periods ended January 2, 1999, January 3, 1998 and December 28, 1996, respectively.

                         MONTGOMERY WARD HOLDING CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   MAJOR ACCOUNTING POLICIES (CONTINUED)

Comprehensive Income

     In 1998, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), Reporting Comprehensive Income. This statement establishes rules for reporting of comprehensive income and its components. Comprehensive income (loss) consists of net income (loss) plus unrealized holding gains and losses on available-for-sale securities. The adoption of SFAS 130 had no impact on total shareholders' equity (deficit). The components of the unrealized gains (losses) on securities are as follows:

                                                           52-Week               53-Week              52-Week
                                                            Period               Period                Period
                                                            Ended                 Ended                Ended
                                                       --------------         -------------         -------------

                                                           Jan. 2,               Jan. 3,              Dec. 28,
     (In millions)                                           1999                 1998                  1996
                                                       --------------         -------------         -------------
     Unrealized holding gains arising during
       the period                                            $   6                  $   3                  $   2
     Less:  reclassification adjustment for gains
       included in net income                                   (8)                    (4)                    (2)
                                                        ----------             ----------            -----------
                                                             $  (2)                 $  (1)                 $   -
                                                        ==========             ==========            ===========

     The unrealized holding gains and the reclassification adjustment for gains included in net loss for the period ended January 2, 1999 are net of income taxes of $3 million and $5 million, respectively. The income taxes associated with the unrealized holding gains and reclassification adjustment for gains included in net income for the periods ended January 3, 1998 and December 28, 1996 are not significant.

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

                         MONTGOMERY WARD HOLDING CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   REORGANIZATION (CONTINUED)

     On February 1, 1999, the Company announced its intention to emerge from Chapter 11 bankruptcy protection in mid-1999. The Company will file its plan of reorganization and disclosure statement with the Bankruptcy Court shortly. The plan of reorganization will set forth the means for satisfying claims and interests in the Company and its debtor subsidiaries, including the Liabilities subject to compromise. Under the reorganization plan, when filed, secured and non-tax priority claimholders will generally receive cash equal to the amount of their allowed claim. Claims held by unsecured creditors and certain allowed vendor claims held by GE Capital will be satisfied by cash distributions for a portion of the allowed claims. GE Capital will receive a significant equity interest in the Company in exchange for its remaining claims. The Company intends to fund its distributions under the plan of reorganization principally through funds placed in escrow by GE Capital and through the termination of its over-funded defined benefit pension plan. The Company expects to repay GE for the funds placed in escrow by GE with the proceeds from the sale of Signature. The consummation of a plan of reorganization for the Company and its debtor subsidiaries will require the requisite vote of impaired creditors and stockholders and confirmation by the Bankruptcy Court, which is expected to be completed by the Summer of 1999.

     The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the Chapter 11 filing and circumstances relating to this event, including the Company's leveraged financial structure and losses from operations, such realization of assets and liquidation of liabilities is subject to significant uncertainty. While under the protection of Chapter 11, the Company may sell or otherwise dispose of assets, and liquidate or settle liabilities, for amounts other than those reflected in the financial statements. Further, a plan of reorganization could materially change the amounts reported in the financial statements, which do not give effect to all adjustments of the carrying value of assets or liabilities that might be necessary as a consequence of a plan of reorganization.

     The appropriateness of using the going concern basis is dependent upon, among other things, confirmation of a plan of reorganization, future profitable operations, the ability to comply with the terms of the DIP Facility and the ability to generate sufficient cash from operations and financing arrangements to meet obligations.

3.   DISCONTINUED OPERATIONS

     On February 1, 1999, Wards announced that GE Capital, a major shareholder and creditor, will acquire Signature, Wards' direct marketing response operations segment. Signature's results of operations have been classified as discontinued operations and prior periods have been restated. The net loss for the period ended January 2, 1999 includes the cumulative effect of $33 million associated with a change in the method of accounting for the printing and mailing of membership material costs. Historically, these costs were capitalized and amortized ratably over the membership period as revenue is recognized. Effective in fiscal year 1998, these costs were expensed upon the mailing of membership materials. The net loss for the period ended January 2, 1999 also includes a $31 million charge associated with the estimated loss on the sale of its dining operations. In March 1999, Signature signed a definitive agreement for the sale of its dining business to Transmedia Network Inc. Summarized financial data of discontinued operations are as follows:

                         MONTGOMERY WARD HOLDING CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.   DISCONTINUED OPERATIONS (CONTINUED)

                                                             52-Week                   53-Week                 52-Week
                                                             Period                    Period                  Period
                                                              Ended                     Ended                   Ended
                                                        --------------             -------------           -------------

                                                             Jan. 2,                   Jan. 3,                Dec. 28,
(In millions)                                                 1999                      1998                    1996
                                                        --------------             -------------           -------------
Revenues                                                       $ 831                    $ 852                   $ 741
Income (loss) from operations before
  income taxes                                                   (29)                      29                      71
Income tax expense                                                 -                      (11)                    (26)
Net income (loss)                                                (29)                      18                      45

                                                                      January 2,                      January 3,
     (In millions)                                                       1999                            1998
                                                                    --------------                 ---------------
     Net assets of discontinued operations

       Cash and investments                                                 $ 440                           $ 408
       Direct response and insurance acquisition costs                        466                             559
       Other assets                                                           293                             302
       Short-term debt                                                       (105)                           (102)
       Insurance policy claim reserves                                       (234)                           (236)
       Accrued liabilities                                                   (194)                           (199)
                                                                     ------------                   -------------
     Net assets of discontinued operations                                  $ 666                           $ 732
                                                                     ============                   =============

     The short-term debt balance at January 2, 1999 represents a loan from Lechmere (see Note 10).

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

                         MONTGOMERY WARD HOLDING CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.   LIABILITIES SUBJECT TO COMPROMISE (CONTINUED)

                                                                     January 2,                  January 3,
     (In millions)                                                      1999                        1998
                                                                   --------------              --------------

     Accounts payable                                                     $1,380                      $1,376
     Long Term Credit Agreement                                              603                         603
     Short Term Credit Agreement                                             442                         456
     Note Purchase Agreements                                                276                         276
     Other long-term debt                                                      4                           9
     Obligations under capital leases                                         64                          77
     Lease and other contract rejection claims                               118                         104
     Other liabilities                                                       560                         593
                                                                       ---------                  ----------
                                                                          $3,447                      $3,494
                                                                       =========                  ==========

  The Company has $56 million of liabilities due Marinco which have been eliminated in consolidation but are subject to compromise. In addition, obligations under capital leases include amounts due Signature of $22 million and $26 million at January 2, 1999 and January 3, 1998, respectively.

  In June 1998, upon approval of the Bankruptcy Court, cash held in segregated accounts by various banks, who were lenders to the Company under the Long Term Credit Agreement and Short Term Credit Agreement, totaling $24 million was offset against pre-petition debt ($14 million) and interest ($10 million) claims.

  As a result of the bankruptcy filing, no principal or interest payments will be made on any pre-petition debt without Bankruptcy Court approval or until a reorganization plan defining the repayment terms has been approved. Contractual interest expense not recorded on certain pre-petition debt totaled $122 million for the period ended January 2, 1999 and $61 million for the period from July 8, 1997 through January 2, 1999.

    Prior to the bankruptcy filing, the Company's debt consisted primarily of borrowings under the Long Term Credit Agreement, the Short Term Credit Agreement and Note Purchase Agreements. The Company was in default of the terms of each applicable loan agreement. Each of these agreements had a maturity date of August 29, 1997 and were to bear interest at varying rates. The Company was also in default of the terms of the Seasonal Credit Agreement, which was terminated as a result of the Chapter 11 filing. There were no borrowings outstanding under this agreement. The caption "Accounts payable," included in Liabilities subject to compromise, includes facilities Wards had available under vendor financing programs which totaled $725 million. At June 28, 1997, these facilities were principally drawn. These facilities are no longer available due to the Chapter 11 filing.

  The Company had entered into interest rate exchange and cap agreements with various banks to offset the market risk associated with an increase in interest rates under both the Long Term and Short Term Credit Agreements. The aggregate notional principal amounts under the interest rate exchange agreements was $175 million. The interest rate exchange agreements were terminated upon the Company's bankruptcy filing. Pursuant to the early termination, the Company incurred a pre-petition liability of $3 million which has been included in Liabilities subject to compromise. The cap agreements, which all expired during fiscal 1997, were not terminated early.

                         MONTGOMERY WARD HOLDING CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.   LIABILITIES SUBJECT TO COMPROMISE (CONTINUED)

     As part of the Chapter 11 reorganization process, the Company has attempted to notify all known or potential creditors of the Chapter 11 filing for the purpose of identifying all pre-petition claims against the Company. Generally, creditors whose claims arose prior to the Petition Date had until March 2, 1998 ("Bar Date") to file claims or be barred from asserting claims in the future. Claims arising from rejection of executory contracts and leases by the Company and claims related to certain other items were permitted to be filed by other dates set by the Bankruptcy Court. Differences between amounts shown by the debtors and claims filed by creditors are being investigated and will either be amicably resolved or adjudicated. The ultimate amount of and settlement terms for such liabilities are subject to the plan of the reorganization when confirmed, and accordingly are not presently determinable.

5.   REORGANIZATION COSTS

     Reorganization costs recorded in fiscal 1998 and 1997 consisted of the following (in millions):

                                                            52-Week                    53-Week
                                                          Period Ended               Period Ended
                                                         --------------             --------------

                                                             Jan. 3,                    Jan. 2,
                                                               1999                       1998
                                                         --------------             --------------
Store closings                                                   $ 125                      $ 484
Interim Account Agreement Fees (Note 6)                             30                          3
Professional fees                                                   17                         10
Distribution center closings                                        15                          -
Other                                                               39                         58
Interest income                                                     (8)                        (2)
                                                         --------------             --------------
                                                                 $ 218                      $ 553
                                                         ==============             ==============

     In 1997, Wards announced its exit of its non-core specialty retail businesses- Lechmere, Home Image by Lechmere and Electric Avenue & More and the closing of 53 underperforming retail stores and four outlet and liquidation centers. In 1998, Wards announced the closing of nine stores. 1998 store closing charges include 9 stores closed during 1998 and 39 store closings that will be completed in 1999. Sales of automotive products and services were discontinued in 17 operating retail stores in January 1999. The charges associated with these restructuring efforts included losses and costs associated with the liquidation of assets, lease rejection claims, severance payments, and other related expenses.

     Professional fees incurred consisted of consulting and legal fees for bankruptcy activity and restructuring efforts on behalf of the Company and Creditors' Committee.

     Distribution center closings include expenses associated with the closing and downsizing of facilities including the losses on liquidation of assets, lease rejection claims, severance payments, and other related expenses.

     Other reorganization costs represent expenses associated with retention bonuses, severance and other expenses.

                         MONTGOMERY WARD HOLDING CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.   ACCOUNTS AND NOTES RECEIVABLE FROM AFFILIATES

     Wards entered into a Bank Credit Card Program Agreement ("Card Agreement") effective April 1, 1996 with Monogram Credit Card Bank of Georgia ("Monogram"), and an Account-Related Agreement ("Account Related Agreement") effective April 1, 1996 with Montgomery Ward Credit Corporation ("Montgomery Ward Credit") (collectively referred to as the "Agreements") pursuant to which Monogram and Montgomery Ward Credit (collectively referred to as the "Montgomery Ward Credit Companies" or "MWCC"), both of which are affiliates of GE Capital provide services to Wards, and MWCC makes payments to Wards as to their receivables generated by sales to customers of Wards, its affiliates and licensees who utilize the Wards private label credit card.

     Under the Agreements, Monogram has the exclusive right to operate the Wards' private label credit card system and the obligation to pay to Wards the face amount of Monogram's receivables generated by the Wards private label credit card system, up to $7 billion outstanding at any time. Sales of receivables to Montgomery Ward Credit under the prior arrangements, and payments with respect to receivables under the current Agreements, were $2.1 billion, $2.6 billion and $3.6 billion for the periods ended January 2, 1999, January 3, 1998 and December 28, 1996, respectively. At January 2, 1999 and January 3, 1998, there were $3.3 billion and $4.2 billion, respectively, of Wards credit card receivables owned by Montgomery Ward Credit Companies. Amounts receivable from Monogram in connection with such receivables are included in Accounts and notes receivable from affiliates.

     Under the Card Agreement, Wards is required to pay Monogram the excess interest costs on a monthly basis if a blended interest rate applicable to funding costs with respect to the receivables exceeds 10% per annum. This blended interest rate has been less than 10% since 1988.

     Should Montgomery Ward Credit Companies, or their guarantor GE Capital, fail to perform their obligations under the Agreements, Wards would suffer an accounting loss up to the amount of Wards' share of finance charges and late fees (as described below), net of applicable reserves carried by Montgomery Ward Credit. Wards estimates that any accounting loss would be immaterial at January 2, 1999. Montgomery Ward Credit Companies' obligations under the Agreements are not collateralized.

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

     Wards' net unpaid liability for credit losses for 1991 through 1998 are to be payable to Montgomery Ward Credit pursuant to a note ("Continuation Note") due in early 2003, provided that the outstanding balance of such note cannot exceed $300 million. A remaining note in the amount of $15 million, consisting of losses incurred after July 7, 1997 for the remaining portion of 1997, was executed which provides for monthly principal payments in the amount of 5% of the scheduled monthly principal payments for the Continuation Note. Starter card losses are payable currently. Interest on Wards' unpaid liability for credit losses is to be payable at the monthly GE commercial paper rate. Interest on notes outstanding as of July 7, 1997, has been stayed by the Chapter 11 proceeding.

                         MONTGOMERY WARD HOLDING CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.   ACCOUNTS AND NOTES RECEIVABLE FROM AFFILIATES (CONTINUED)

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

     In connection with the foregoing arrangements, Wards owes $72 million for 1998 credit losses offset by incremental finance charges and late fee assessments. Wards has previously executed notes for certain of its unpaid share of credit losses through 1997, offset by incremental finance charges and late fee assessments due to Wards for a net obligation of $300 million. At January 2, 1999 and January 3, 1998, $288 million of the net obligation is included in Liabilities subject to compromise and the remainder of the net obligation of $84 million and $40 million at January 2, 1999 and January 3, 1998, respectively, is included in Accrued liabilities and other obligations. As the $300 million threshold has been reached, it is expected that future payments may be required depending upon the level of credit card losses.

     The Agreements are scheduled to expire on December 31, 2011, provided the terms shall continue thereafter from year to year unless either party gives ten years prior notice of its election to terminate. Except upon the occurrence of certain events of default, the Agreements may generally not be terminated by either party prior to December 31, 2011.

     On April 3, 1998, the Bankruptcy Court approved an interim amendment to the Bank Program and Account- Related Agreements ("Interim Account Agreement") that provides the Company the ability to utilize the private label credit card through the expected duration of the Company's Chapter 11 status. The Interim Account Agreement provides for additional payments to Montgomery Ward Credit Corporation ("Montgomery Ward Credit"), an affiliate of General Electric Capital Corporation, of $2.5 million for the months of January 1998 through June 1998, $3.0 million per month for the remainder of 1998, $2.5 million per month from January 1999 though June 1999, and $2.0 million per month from July 1999 through December 1999.

     Wards is obligated to make all such payments through December 1999 whether the Interim Amount Agreement is terminated or not, except in the termination circumstance where the Company would be liquidated or when certain defaults occur, then payments shall be made through the later of the date of termination or the last Thursday in June 1999. The Interim Account Agreement will terminate on the earliest of the following events:
     (a) the date the Bankruptcy Court enters an order for rejection of the Agreements, (b) the sale of the portfolio of receivables covered by the Agreements, (c) the date the Bankruptcy Court enters an order for assumption of the Agreements, provided Montgomery Ward Credit may withdraw its consent to assumption at any time prior to such an order, (d) if the Bankruptcy Court enters an order authorizing Wards to discontinue all of its retail operations or converts the case to Chapter 7, (e) upon certain defaults by the Company or Wards or default by Monogram or Montgomery Ward Credit, or (f) December 31, 1999.

                         MONTGOMERY WARD HOLDING CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.   RETIREMENT PLANS

     Retirement plans cover a majority of full-time associates of Wards and its subsidiaries. Retirement benefits are provided through a defined benefit pension plan and a defined contribution plan. In addition, certain associates who retire after participation in the retirement plan for ten years and who were members of the health care plan for the year prior to retirement are eligible for certain post-retirement health care benefits, the cost of which is shared with the retirees. Certain associates who retired before January 1, 1996 are eligible for post-retirement life insurance benefits. The post-retirement healthcare benefits cease at age 65 for associates who retire on or after January 1, 1996 and who do not meet certain age and service requirements. In 1992, the Company established a limit on its future annual contributions on behalf of retirees at a maximum of 125% of the projected 1992 company contributions. The Company continues to evaluate ways in which it can better manage retiree benefits and control costs. Any changes in the plan or revisions to assumptions that affect the amount of expected future benefits may have a significant effect on the amount of the reported obligation and annual expense.

                                                                PENSION                          POST-RETIREMENT
                                                                BENEFITS                             BENEFITS
                                                    -------------------------------     --------------------------------
                                                          1998              1997              1998               1997
                                                    -------------     -------------     --------------     -------------

     CHANGE IN BENEFIT OBLIGATION
     Benefit obligation at beginning of year            $  691             $ 677              $ 109             $ 119
     Service cost                                           11                11                  1                 1
     Interest cost                                          45                48                  6                 8
     Benefit payments                                      (70)              (66)                (8)               (8)
     Actuarial (gains)/losses                               (8)               42                (12)              (10)
     Plan amendments                                         -               (21)                (2)               (1)
                                                    -------------     -------------     --------------     -------------
     Benefits obligation at end of year                 $  669             $ 691              $  94             $ 109
                                                    -------------     -------------     --------------     -------------

     CHANGE IN PLAN ASSETS
     Fair value of plan assets at beginning             $  967             $ 946
     of year
     Actual return on plan assets                          234                87
     Benefits paid                                         (70)              (66)
                                                    -------------     -------------
     Fair value of plan assets at end of year           $1,131             $ 967
                                                    =============     =============

     Funded status                                      $  462             $ 277              $ (94)            $(109)
     Unrecognized net actuarial (gain)/loss                (49)              103                (25)              (14)
     Unrecognized prior service cost                       (11)              (14)               (15)              (15)
                                                    -------------     -------------     --------------     -------------
     Prepaid (accrued) benefit cost                     $  402             $ 366              $(134)            $(138)
                                                    =============     =============     ==============     =============

     WEIGHTED-AVERAGE ASSUMPTIONS AS OF YEAR
     END
     Discount rate for obligation                         6.75%             7.00%              6.75%             7.00%
     Expected return on plan assets                       9.50%             9.50%                 -                 -
     Rate of compensation increase                        3.00%             3.00%                 -                 -

                         MONTGOMERY WARD HOLDING CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.   RETIREMENT PLANS  (CONTINUED)

Components of net periodic benefit cost are as follows:

                                                              PENSION                          POST-RETIREMENT
                                                              BENEFITS                             BENEFITS
                                                 -------------------------------     -----------------------------------
                                                       1998              1997               1998                1997
                                                 -------------     -------------     ---------------     ---------------
     COMPONENTS OF NET PERIODIC BENEFIT
       (INCOME) EXPENSE
     Service cost                                    $  11             $  11               $   1               $   1
     Interest cost                                      45                48                   6                   8
     Expected return on assets                         (90)              (80)                 (2)                 (1)
     Amortization of prior service cost                  -                (1)                 (1)                 (1)
     Amortization of actuarial loss/(gain)              (2)                3                   -                   -
                                                 -------------     -------------     ---------------     ---------------
     Net periodic benefit (income) expense           $ (36)            $ (19)              $   4               $   7
                                                 =============     =============     ===============     ===============

     The Company provides a 401(k) defined contribution plan to eligible employees. Company matching contributions amounted to $2 million, $4 million and $6 million for the periods ended January 2, 1999, January 3, 1998 and December 28, 1996, respectively.

     The assumed health care cost trend rate and the impact of a 1% change in the medical trend rate on the accumulated post-retirement benefit obligation, service cost and interest cost are not applicable due to caps established on current cost levels.

     A motion was approved by the Bankruptcy Court on February 19, 1999, which would allow the Company to spin-off and then terminate a portion of its over-funded defined benefit pension plan in order to partially fund its distributions under its plan of reorganization. Annuities will be purchased to fund the benefits of active, terminated and retired associates. A portion of the excess benefits will be contributed to a replacement plan for active associates. Subject to government approval, the remaining assets will revert to the Company, after payment of applicable taxes. In connection with the termination of the plan, the Company estimates it will incur a loss in excess of $100 million in 1999.

8.   PROPERTIES, PLANTS AND EQUIPMENT

     The details of the properties, plants and equipment accounts at cost are shown below:

                                                                                   Jan. 2,                   Jan. 3,
      (In millions)                                                                 1999                       1998
                                                                           --------------------       -------------------
      Land                                                                         $ 154                    $  162
      Buildings                                                                      712                       768
      Leasehold improvements                                                         243                       275
      Fixtures and equipment                                                         450                       462
      Deferred software costs                                                         70                        39
      Assets under capital leases                                                    123                       143
      Less accumulated depreciation and amortization                                (789)                     (797)
                                                                           --------------------       -------------------
      Properties, plants and equipment, net                                        $ 963                    $1,052
                                                                           ====================       ===================

                         MONTGOMERY WARD HOLDING CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.   PROPERTIES, PLANTS AND EQUIPMENT (CONTINUED)

     Depreciation expense for properties, plants and equipment was $94 million, $117 million and $124 million for the periods ended January 2, 1999, January 3, 1998 and December 28, 1996, respectively. Assets held for disposition, representing primarily closed retail and warehouse facilities, of $82 million and $76 million at January 2, 1999 and January 3, 1998, respectively, are included in Other assets. Losses of $42 million and $16 million for the periods ended January 2, 1999 and January 3, 1998, respectively, which are included in Reorganization Costs, were recognized in connection with the write-down of these properties to their net realizable values.

9.   INCOME TAXES

     As of January 2, 1999, the Company has a tax credit of $831 million attributable to net operating loss ("NOL") carryforwards available, which expire beginning in 2007; targeted jobs tax credit ("TJTC") carryforwards of $7 million, which expire beginning in 2009; alternative minimum tax ("AMT") credits of $3 million available to offset future federal income tax liabilities; and capital loss carryforward credits of $3 million expiring in 2002.

     At year-end 1997, management evaluated the realizability of the tax carryforwards and established a valuation reserve based upon its tax planning strategy of selling certain appreciated, non-operating assets, prior to emerging from Chapter 11, to avoid the carryforwards expiring without being used. During the third quarter of 1998, management determined that the tax benefits will more likely be realized through emergence from bankruptcy and the related expected restructuring of liabilities. As a result of the foregoing, the Company increased its valuation allowance by $299 million at January 2, 1999, since the consolidated financial statements do not give effect to adjustments that might result from a plan of reorganization. It is anticipated that the implementation of a plan of reorganization would significantly reduce or eliminate the amount of tax credits available.

     The approximate tax effects of temporary differences and carryforwards that give rise to the net deferred tax asset are as follows:

                                                                                    Jan. 2,                     Jan. 3,
      (In millions)                                                                  1999                        1998
                                                                          ------------------------       -------------------
      Accrued liabilities                                                      $            262             $         114
      Postretirement benefits                                                                47                        48
      Insurance reserves                                                                     54                        57
      Other deferred tax assets                                                               7                        13
                                                                          ------------------------       -------------------
            Total deferred tax assets                                                       370                       232

      Prepaid pension contribution                                                         (146)                     (131)
      Net deferred liabilities of discontinued operations                                  (148)                     (185)
      Properties, plants and equipment                                                     (148)                     (117)
      Other deferred tax liabilities                                                        (19)                      (39)
                                                                          ------------------------       -------------------
            Total deferred tax liabilities                                                 (461)                     (472)

      NOL, TJTC, AMT and capital loss credit carryforwards                                  831                       744
      Valuation allowance                                                                  (740)                     (205)
                                                                          ------------------------       -------------------
        Net deferred tax asset                                                 $              -             $         299
                                                                          ========================       ===================

                         MONTGOMERY WARD HOLDING CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.   INCOME TAXES (CONTINUED)

     Income tax expense (benefit) consists of:

                                                                   52-Week                   53-Week                  52-Week
                                                                    Period                   Period                   Period
                                                                    Ended                     Ended                    Ended
                                                            --------------------      ------------------        ----------------

                                                                   Jan. 2,                   Jan. 3,                 Dec. 28,
      (In millions)                                                 1999                      1998                     1996
                                                            --------------------      ------------------        ----------------
      Federal
        Current                                                $             2         $             2            $          2
        Deferred                                                           299                    (372)                   (160)
      State, local and foreign                                               5                     (16)                     (6)
                                                            --------------------      ------------------        ----------------
        Income tax expense (benefit) before
          discontinued operations                                          306                    (386)                   (164)
        Income tax expense related to discontinued
          operations                                                         -                      11                      26
                                                            --------------------      ------------------        ----------------
      Total income tax expense (benefit)                       $           306         $          (375)           $       (138)
                                                            ====================      ==================        ================

     A reconciliation of the statutory to effective federal income tax rate is as follows:

                                                                   52-Week              53-Week               52-Week
                                                                    Period              Period                 Period
                                                                    Ended                Ended                 Ended
                                                              ---------------     ----------------      -----------------

                                                                   Jan. 2,              Jan. 3,               Dec. 28,
                                                                     1999                1998                   1996
                                                              ---------------     ----------------      -----------------
      Federal income tax rate                                        (35)%                (35)%                  (35)%
      State taxes, net of reduction of federal tax
        and NOL benefit                                                1                   (1)                    (1)
      Tax credits                                                      -                    -                     (2)
      Permanent differences                                            1                    -                      1
      Change in valuation allowance                                   81                   11                      -
                                                              ---------------     ----------------      -----------------
      Effective income tax rate                                       48%                 (25)%                  (37)%
                                                              ===============     ================      =================

                         MONTGOMERY WARD HOLDING CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.  SHORT-TERM AND LONG-TERM DEBT

     The long-term debt of Wards and its subsidiaries is as follows:

                                                                                    Jan. 2,                     Jan. 3,
      (In millions)                                                                   1999                       1998
                                                                            ----------------------      ---------------------
      Wards
        Post-Petition Loan and Guaranty Agreement                             $               -            $            50

      Wards' Real Estate Subsidiaries
        11.50% Secured Note, due serially to September 1, 2001                               11                         11
        7.50% Secured Note, due serially to November 30, 2002                                 5                          5
        9.45% Secured Notes, due serially to November 30, 2003                               14                         14
        7.75% Secured Notes, due serially to August 31, 2004                                 15                         16
        7.875% Secured Notes, due serially to December 15, 2005                               7                          7
        9.00% Secured Notes, due serially to January 1, 2006                                 11                         11
        Other                                                                                 7                          8
                                                                            ----------------------      ---------------------
      Total long-term debt                                                                   70                        122
      Less:  current portion                                                                 24                         14
                                                                            ----------------------      ---------------------
                                                                              $              46            $           108
                                                                            ======================      =====================

     Maturities of long-term debt for the five years succeeding January 2, 1999 are as follows: 1999--$24 million, 2000--$11 million, 2001--$10 million, 2002--$9 million, 2003--$8 million, and thereafter --$8 million.

     Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the carrying value of long-term debt approximates fair value.

     Wards entered into the Post-Petition Loan and Guaranty Agreement ("DIP Facility") on July 8, 1997, as amended, which was approved by the Bankruptcy Court on July 31, 1997. Under the DIP Facility, the lenders have agreed to provide a revolving credit and letter of credit facility, the maximum amount of which is based on the book value of eligible inventory (as defined in the DIP Facility), the fair market value of eligible real property (as defined in the DIP Facility) and the earnings of Signature. In no case may borrowings exceed $1 billion. Wards had borrowed $304 million under the DIP facility at January 2, 1999 which has been classified as short-term debt due to the facility expiring on July 7, 1999. Total letters of credit outstanding were $108 million at January 2, 1999. The Company had $363 million of borrowing availability under the DIP Facility at January 2, 1999.

     Under the DIP Facility, Wards may select among several interest rate options, all of which are based on market rates plus a margin, as amended. A commitment fee is payable based on the unused amount of the facility. The facility expires on July 7, 1999, or earlier in the case of an event of default. The Company is currently in default of the terms of each of the Long Term Credit Agreement, the Short Term Credit Agreement and the Note Purchase Agreements and no future amounts may be drawn thereunder. The Company was also in default of the Seasonal Credit Agreement, which was terminated as a result of the Chapter 11 filings. There were no borrowings outstanding under this agreement.

                         MONTGOMERY WARD HOLDING CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.  SHORT-TERM AND LONG-TERM DEBT (CONTINUED)

     On February 20, 1998, Wards obtained a waiver and second amendment to the DIP Facility (the "Waiver and Second Amendment Agreement") which was approved by the Bankruptcy Court on March 31, 1998. The Waiver and Second Amendment Agreement waived and amended certain provisions of the DIP Facility, including a reduction in the level of earnings required, as defined in the DIP Agreement.

     Effective November 9, 1998, Wards obtained a Third Amendment to the DIP Facility ("Third Amendment Agreement") which was approved by the Bankruptcy Court on February 1, 1999. The Third Amendment Agreement amended certain provisions of the DIP Facility , including an increase in the interest rate margin and a reduction in the level of earnings required, as defined in the DIP Agreement.

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

11.  LEASES

     The Company leases real and personal property principally through noncancelable capital and operating leases, which generally provide for the payment of minimum rentals and, in certain instances, executory costs and additional rentals based upon a percentage of sales. The terms of the real estate leases typically contain renewal +options for additional periods.

                         MONTGOMERY WARD HOLDING CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11.  LEASES (CONTINUED)

     At January 2, 1999, the minimum lease payments under all noncancelable operating leases with an initial term of more than one year, not including $16 million of future sublease rentals, and under capital leases are as follows:

                                                               Capital                     Operating
      (In millions)                                             Leases                      Leases
                                                      -----------------------      -----------------------
      1999                                               $             17             $             70
      2000                                                             15                           61
      2001                                                             14                           51
      2002                                                             14                           45
      2003                                                             12                           41
      Thereafter                                                       18                          286
                                                      =======================      -----------------------
        Total Minimum Lease Payments                      $            90             $            554
                                                                                   =======================
      Less: Executory costs, principally real
        estate taxes to be paid by the lessor                          (2)
      Less: Imputed interest                                          (24)
                                                      -----------------------
      Present value of net minimum capital
        lease payments including portion due
        within one year of $6                            $             64
                                                      =======================

     The obligations under capital leases have been included in Liabilities subject to compromise at January 2, 1999 and January 3, 1998.

     Net rent expense charged to earnings was $91 million, $128 million and $124 million for the periods ended January 2, 1999, January 3, 1998 and December 28, 1996, respectively, after deducting rentals from subleases of $7 million, $9 million and $10 million for the periods ended January 2, 1999, January 3, 1998 and December 28, 1996, respectively. Rent expense includes contingent lease rentals for capital and operating leases of $4 million, $7 million, and $10 million for the periods ended January 2, 1999, January 3, 1998 and December 28, 1996, respectively. These contingent lease rentals are generally based on sales revenues.

     Some rental agreements contain escalation provisions that may require higher future rent payments. Rent expense incurred under rental agreements which contain escalation clauses is recognized on a straight-line basis over the life of the lease.

                         MONTGOMERY WARD HOLDING CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


12.  REDEEMABLE PREFERRED STOCK

     On December 29, 1995, Wards issued 1,750 shares of senior preferred stock ("MW Senior Preferred Stock"), par value of $1.00 per share, to GE Capital in exchange for $175 million in cash. Subsequent to year end 1995, Wards used a portion of the proceeds to finance the purchase of the Amoco Motor Club by its wholly-owned subsidiary, Signature. The subscription agreement for the MW Senior Preferred Stock contained an exchange option which gave GE Capital the option to exchange the MW Senior Preferred Stock for senior preferred stock of the Company with substantially the same terms. On January 31, 1996, GE Capital exercised this exchange option. On March 29, 1996, the Company issued 1,750 shares of senior preferred stock ("Senior Preferred Stock") to GE Capital in exchange for the 1,750 shares of MW Senior Preferred Stock held by GE Capital. Dividends on the Senior Preferred Stock are payable quarterly at an annual rate of $7,010 per share. The Company is required to redeem the Senior Preferred Stock on June 30, 2002, with the option of redeeming all or any portion prior to June 30, 2002.

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

     MW Holding also did not pay dividends due on June 30, 1997 on its Senior Preferred Stock. The redemption provisions of the Series C and Senior Preferred Stock have been stayed by the Chapter 11 proceedings. No further dividends will be declared or paid on the Series C or Senior Preferred Stock prior to the approval of a plan of reorganization.

                         MONTGOMERY WARD HOLDING CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


13.  COMMON STOCK

     As of January 2, 1999, the Company has the following authorized classes of common stock:

          Class A Common Stock, Series 1; $.01 par value; 25,000,000 shares authorized; 18,222,706 shares issued and outstanding, net of 6,777,294 shares held in treasury.

          Class A Common Stock, Series 2; $.01 par value; 5,412,000 shares authorized; 99,446 shares issued and outstanding, net of 2,118,185 shares held in treasury.

          Class A Common Stock, Series 3; $.01 par value; 12,400,000 shares authorized; no shares issued or outstanding.

          Class B Common Stock; $.01 par value; 25,000,000 shares authorized, issued and outstanding; all owned by GE Capital.

     The Company has repurchased 5,982,897 shares held by certain former officers of the Company, Wards and Signature and their permitted transferees by making cash payments and issuing installment notes in the aggregate of approximately $54 million. As of January 2, 1999, the outstanding balance of these notes was $7 million. These installment notes bear interest at varying rates, are payable over multi-year periods (generally three to five years) and are secured by shares of common stock. These notes are classified as Liabilities subject to compromise. The Company does not have the capacity under its borrowing agreements to satisfy the payments for these notes. A noteholder may foreclose on the pledge of shares repurchased if note payments are not made within one year of becoming due; provided, however that the foreclosure remedy has been stayed by the Chapter 11 filing. The escrow accounts holding the shares of common stock have been closed and the stock is now being held by the noteholders.

     Each share of Class B Common Stock entitles the holder thereof to one vote. All shares of Class A Common Stock entitle the holders to a total of 25,000,000 votes, or one vote per share if the total number of Class A shares issued and outstanding is less than 25,000,000.

     In 1997, the Company adopted Statement of Financial Accounting Standards Number 128, "Earnings per Share" ("FAS 128"). FAS 128 requires the presentation of "basic" earnings per share (income applicable to common shareholders divided by the weighted-average number of common shares outstanding during the period) and "diluted" earnings per share (which gives effect to all dilutive potential common shares that were outstanding during the period). All prior-period earnings per share data have been restated to conform to FAS 128. Basic and diluted earnings per share are the same for the periods ended January 2, 1999, January 3, 1998

                         MONTGOMERY WARD HOLDING CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


13.  COMMON STOCK (CONTINUED)

     and December 28, 1996, as all common stock equivalents are antidilutive, due to the net loss incurred during these periods.

                                             For the 52-Week                 For the 53-Week                 For the 52-Week
      (In millions,                            Period Ended                    Period Ended                   Period Ended
        except share                          January 2, 1999                 January 3, 1998                December 28, 1996
                                   --------------------------------    ----------------------------    ---------------------------
        and per share
        amounts)                         Class A         Class B         Class A         Class B         Class A         Class B
                                   ----------------   -------------    ----------------------------    ---------------------------
      Net loss applicable to
        common shareholders            $       481     $       490     $       580     $       580     $       118     $       131
      Weighted average number
        of common shares
        outstanding                     18,322,173      25,000,000      18,322,247      25,000,000      18,710,601      25,000,000

      Net loss per
        common share,
      Before discontinued
        operations                     $    (25.46)    $    (18.99)    $    (32.17)    $    (23.54)    $     (7.48)    $    (6.17)
      Discontinued operations                 (.79)           (.59)            .50             .37            1.15             .95
                                   ----------------    ------------    ------------    ------------    ------------    -----------
                                       $    (26.25)    $    (19.58)    $    (31.67)    $    (23.17)    $     (6.33)    $    (5.22)
                                   ================    ============    ============    ============    ============    ===========

14.  STOCK OWNERSHIP PLAN

     The Montgomery Ward & Co., Incorporated Stock Ownership Plan was adopted effective July 19, 1988. A total of 1,000,000 Class A Common Stock, Series 1, 5,412,000 shares of Class A Common Stock, Series 2, and 12,400,000 shares of Class A Common Stock, Series 3, have been reserved for issuance under the plan. Key associates of Wards and its subsidiaries are eligible to participate and may receive awards, purchase rights and options. Awards are grants of shares for no consideration. The Stock Ownership Plan expired on July 19, 1998 and, therefore, no additional stock options may be granted thereunder.

     During 1991, the Board of Directors approved the Directors Plan. The Directors Plan was established to, among other things, allow outside directors to receive all or any portion of the fees for their services as directors of the Company and Wards via conversion rights in Series 1 or Series 2 shares. In 1998, no shares were issued from treasury stock as payment for directors fees. In 1997 and 1996, 706 and 2,421 Series 1 shares were issued from treasury stock as payment for directors fees, respectively.

                         MONTGOMERY WARD HOLDING CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


14.  STOCK OWNERSHIP PLAN (CONTINUED)

     Following is a summary of activity under the plans:

                                          January 2,                          January 3,                           December 28,
                                            1999                                1998                                  1996
                                --------------------------------     -------------------------------     ---------------------------
                                                        Wtd.                                Wtd.                            Wtd.
                                     Shares             Avg.             Shares             Avg.              Shares        Avg.
                                      (000)         Ex. Price            (000)           Ex. Price             (000)       Ex. Price
                                -------------      -------------     ------------      -------------     --------------   ----------
      Outstanding,
        beg. of year                    6,761             $11.64            4,338             $17.87              5,165       $17.61
        Granted                             -                  -            4,721               7.32                340        23.95
        Exercised                           -                  -                -                  -               (352)        9.52
        Forfeited                        (315)             18.51             (970)             18.61               (458)       21.14
        Canceled                         (204)             10.05           (1,328)             11.54               (357)       23.86
                                -------------      -------------     ------------      -------------     --------------     --------
      Outstanding,
        end of year                     6,242             $11.67            6,761             $11.64              4,338        $17.8
                                =============      =============     ============      =============     ==============     ========
      Exercisable,
        end of year                     4,253             $13.71            3,688             $15.23              3,981        $16.3
                                =============      =============     ============      =============     ==============     ========


     4.9 million of the 6.2 million options outstanding at January 2, 1999 have exercise prices between $2.91 and $18.75, with a weighted-average exercise price of $8.60 and a weighted-average remaining contractual life of 6.9 years. 2.9 million of these options are exercisable. The remaining 1.3 million options have exercise prices between $22.50 and $26.50, with a weighted-average exercise price of $23.27 and a weighted-average remaining contractual life of 4.9 years. All of these options are exercisable.

     In 1996, the Company adopted the disclosure only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," requiring pro-forma net loss and net loss per common share be determined as though stock-based compensation expense had been recognized using an option pricing model. However, due to the Company's bankruptcy filing and the significant losses incurred in fiscal 1998 and 1997, the Company does not believe the pro-forma net loss and net loss per common share would be materially different from the reported amounts.

                         MONTGOMERY WARD HOLDING CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


15.  INTEREST EXPENSE, NET OF INVESTMENT INCOME

     Net interest expense is as follows:

                                                                          52-Week                  53-Week               52-Week
                                                                           Period                  Period                 Period
                                                                           Ended                    Ended                 Ended
                                                                   -------------------       ---------------------------------------
                                                                          Jan. 2,                  Jan. 3,               Dec. 28,
      (In millions)                                                         1999                    1998                   1996
                                                                   -------------------       -----------------     -----------------
      Interest on short-term borrowings                            $                22       $              54     $             53
      Interest on long-term debt and obligations under
        capital leases                                                              25                      18                   36
      Miscellaneous interest, net                                                   10                      36                   32
      Investment income                                                             (1)                      -                   (2)
                                                                   -------------------       -----------------     -----------------
          Total interest expense, net of investment income         $                56       $             108     $            119
                                                                   ===================       =================     =================


16.  LITIGATION AND OTHER PROCEEDINGS

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

17.  RELATED PARTY TRANSACTIONS

Bernard F. Brennan

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

GE Capital Corporation

     Certain key executives in 1997 and 1998 were granted restricted stock and stock options of General Electric Company ("GE"). Roger Goddu, Chairman and Chief Executive Officer, was granted 120,000 shares of GE restricted stock which had a fair market value of $6.1 million at the date of grant. The shares vest equally over a five-year period on each December 31, beginning on December 31, 1997, subject to continuing employment.

                         MONTGOMERY WARD HOLDING CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


17.  RELATED PARTY TRANSACTIONS (CONTINUED)

     Mr. Goddu and six other key executives were granted GE stock options with a fair market value of $5.6 million at the grant date. The shares vest over periods ranging from four to six years, subject to continuing employment. The exercise price equaled in each case the fair market value of the common stock at the grant date.

     As a result of the above transactions, the Company recorded the grants of GE restricted stock and stock options of $11.7 million as a capital contribution and established an asset, unearned compensation expense. Total expense recorded related to the amortization of the unearned compensation was $3.0 million for the fiscal years ended January 2, 1999 and January 3, 1998, respectively.

     The Company engages in various other transactions with GE Capital as described in Notes 2, 6, 12 and 13.

ValueVision International, Inc.

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

Merchant Partners

     In July 1994, Wards became a limited partner in Merchant Partners. Wards made capital contributions to the partnership of $17 million in 1996, $4 million in 1995 and $1 million in 1994. In December 1995, Merchant Partners made a partnership distribution of $22 million to Wards, resulting in a gain of $16 million. On December 31, 1996, Wards entered into an agreement under which Wards assigned, transferred and set over unto, the general partner of Merchant Partners Wards' entire right, title and interest in and to its limited partnership interest. The general partner assumed the performance of all of the covenants and obligations associated with the interest under the Limited Partnership Agreement. The agreement eliminated Wards' future obligations with respect to its interest in Merchant Partners. Wards recognized a charge to earnings of $7.8 million and $10.0 million for the periods ended January 3, 1998 and December 28, 1996, respectively, which is included in Operating, selling, general and administrative expense.

                         MONTGOMERY WARD HOLDING CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


18.  PARENT COMPANY FINANCIAL INFORMATION

     Following are the MW Holding balance sheets as of January 2, 1999 and January 3, 1998 and the statements of income and cash flows for the 52-week period ended January 2, 1999, the 53-week period ended January 3, 1998 and the 52-week period ended December 28, 1996.

                                BALANCE SHEETS

                                                                                    Jan. 2,                       Jan. 3,
     (In millions)                                                                   1999                          1998
                                                                               -------------------           -----------------
     Assets
       Deferred income taxes                                                   $                      -      $               2
       Investment in Wards                                                                       (1,596)                  (623)
       Redeemable preferred stock of Wards                                                          175                    175
       Other assets                                                                                   6                      9
                                                                               ------------------------       ----------------
             Total Assets                                                      $                 (1,415)      $           (437)
                                                                               ========================       ================

     Liabilities
       Accounts payable to Wards                                                $                     85       $             91
       Liabilities subject to compromise                                                              11                     11
                                                                                ------------------------       ----------------
             Total Liabilities                                                                        96                    102

     Redeemable Preferred Stock                                                                      177                    177

     Shareholders' Deficit
       Common stock                                                                                    1                      1
       Capital in excess of par value                                                                 65                     64
       Accumulated deficit                                                                        (1,622)                  (651)
       Accumulated other comprehensive income                                                          7                      9
       Less:  Treasury stock, at cost                                                               (139)                  (139)
                                                                                ------------------------       ----------------
             Total Shareholders' Deficit                                                          (1,511)                  (716)
                                                                                ------------------------       ----------------
             Total Liabilities and Shareholders' Deficit                        $                 (1,415)      $           (437)
                                                                                ========================       ================

                         MONTGOMERY WARD HOLDING CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


18.  PARENT COMPANY FINANCIAL INFORMATION (CONTINUED)

                             STATEMENTS OF INCOME

                                                                       Jan. 2,                    Jan. 3,                Dec. 28,
     (In millions)                                                       1999                       1998                    1996
                                                               ---------------------       -------------------     ----------------
     Miscellaneous expenses                                    $                   -       $                (1)    $             (2)
                                                               ---------------------       -------------------     ----------------
           Total costs and expenses                                                -                        (1)                  (2)
                                                               ---------------------       -------------------     ----------------
     Net loss before earnings of Wards                                             -                        (1)                  (2)
     Equity in net loss of Wards                                                (971)                   (1,151)                (235)
                                                               ---------------------       -------------------     ----------------
     Net loss                                                                   (971)                   (1,152)                (237)
     Preferred stock dividend requirements                                         -                        (8)                 (12)
                                                               ---------------------       -------------------     ----------------
       Net loss available for common shareholders              $                (971)      $            (1,160)    $           (249)
                                                               =====================       ===================     ================


                           STATEMENTS OF CASH FLOWS

                                                                       52-Week                     53-Week                 52-Week
                                                                        Period                     Period                  Period
                                                                        Ended                       Ended                  Ended
                                                               ---------------------       --------------------      ---------------
                                                                       Jan. 2,                     Jan. 3,                  Dec. 28,
     (In millions)                                                       1999                       1998                      1996
                                                               ---------------------       --------------------      --------------
     Net loss                                                  $                (971)      $             (1,152)     $         (237)
     Adjustments to reconcile net loss to net cash
       Provided by operations:
         Change in undistributed earnings of subsidiary                          971                      1,157                 235
         Compensation expense on stock option grants/
           repurchases                                                             -                          -                   5
         Change in operating assets and liabilities:
           Accounts payable to Wards                                               -                         (2)                 36
           Accrued liabilities and liabilities subject to
             compromise                                                            -                          -                 (13)
                                                               ---------------------       --------------------      --------------
     Net cash provided by operating activities                 $                   -       $                  3      $           26
                                                               ---------------------       --------------------      --------------

                         MONTGOMERY WARD HOLDING CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


18.  PARENT COMPANY FINANCIAL INFORMATION (CONTINUED)

                           STATEMENTS OF CASH FLOWS

                                                              Jan. 2,                Jan. 3,                Dec. 28,
     (In millions)                                              1999                   1998                   1996
                                                        -----------------      -----------------      ------------------
     Cash flows from financing activities:
       Proceeds from issuance of common stock           $               -      $               -      $                3
       Proceeds from issuance of preferred stock                        -                      -                     175
       Purchase of Wards preferred stock                                -                      -                    (175)
       Cash dividends paid                                              -                     (3)                     (9)
       Purchase of treasury stock, at cost                              -                      -                     (20)
                                                        -----------------      -----------------      ------------------
     Net cash used for financing activities                             -                     (3)                    (26)
                                                        -----------------      -----------------      ------------------
     Cash at end of period                              $               -      $               -      $                -
                                                        =================      =================      ==================

     Non-cash investing activities:
       Grants of restricted stock and stock options
          by majority shareholder                       $               1      $              11      $                -
       Increase in liquidation value of preferred
         stock                                                          -                      2                       -
       Change in unrealized gain on marketable
         securities                                                    (2)                     -                      (1)

     Non-cash financing activities:
       Notes issued for purchase of treasury stock      $               -      $               -      $                5

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                   PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Board of Directors

  The following persons currently serve as directors of the Company: Roger V. Goddu, Bernard F. Brennan, Tommy T. Cato, Silas S. Cathcart, James A. Parke, Denis J. Nayden, Dennis D. Dammerman and Edward D. Stewart.

  Under that certain Stockholders' Agreement dated as of June 17, 1988, as amended to date (the "Stockholders' Agreement"), the By-laws of the Company shall provide (and the By-laws of the Company do so provide), and the parties to the Stockholders' Agreement agree to vote, for the election of a Board of Directors consisting of ten members, three to be designated by Mr. Brennan (which three shall include Mr. Brennan), five to be designated by GE Capital and two to be designated by the Chief Executive Officer of Wards (which two shall include such Chief Executive Officer). Of the nominees listed below, Mr. Brennan has designated himself and Mr. Cato, GE Capital has designated Messrs. Cathcart, Parke, Nayden, Dammerman and Stewart, and Mr. Goddu, who is the Chief Executive Officer of Wards, has designated himself as a director of the Company. A directorship to be designated by Mr. Brennan and a directorship to be desginated by Mr. Goddu are each vacant.

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

  Information with respect to ages of the directors is as of March 26, 1999 and information as to their ownership of shares of the Company as of that date is provided under Item 12 below.

  Roger V. Goddu, 48, has been a director of the Company and Chairman and Chief Executive Officer of Wards since January 6, 1997. Prior thereto, he was with Toys "R" Us, where from 1996 until 1997, he was President-U.S. Merchandising, and from 1989 to 1995, he was Executive Vice President/General Merchandise Manager. Prior to 1989, Mr. Goddu was a Senior Vice President and General Merchandise Manager of Target, a division of Dayton Hudson Corporation.

  Bernard F. Brennan, age 60, has been a director of the Company since February 9, 1988, has been Chairman of the Company since June 17, 1988, and was Chief Executive Officer of the Company from February 9, 1988 through December 10, 1996. Mr. Brennan served as Chief Executive Officer of Wards from May 13, 1985 through December 10, 1996. Mr. Brennan has been a director of Itel Corporation since 1988.

  Tommy T. Cato, age 57, has been a director of the Company since August 20, 1997. Mr. Cato served as Executive Vice President of the Company from May 15, 1992, until February 4, 1994. Mr. Cato was Executive Vice President -Logistics and Product Service of Montgomery Ward from November 8, 1990 through February 3, 1994.

  Silas S. Cathcart, age 72, has been a director of the Company since June 25, 1988. Mr. Cathcart is retired Chairman of Illinois Tool Works, Inc. and Kidder, Peabody Group, Inc. He is a director of Allegiance Corporation and General Electric Company.

  Dennis D. Dammerman, age 53, has been a director of the Company since January 26, 1999. Mr. Dammerman was named Vice Chairman of the Board and Executive Officer of General Electric Company and Chairman and Chief Executive Officer of GE Capital Services, Inc. in 1998. Prior thereto, he was Senior Vice President, Finance since 1984.

  Denis J. Nayden, age 44, has been a director of the Company since June 25, 1988. Mr. Nayden has been President and Chief Operating Officer of GE Capital since January 1, 1995. Mr. Nayden served as President and Chief Operating Officer of Kidder, Peabody Group, Inc. from June 1994 through December 1994. Prior thereto, Mr. Nayden was an Executive Vice President of GE Capital from February 1989 to June 1994. Mr. Nayden is a director of General Electric Capital Services, Inc. and GE Capital.

  James A. Parke, age 53, has been a director of the Company since March 31, 1997 and previously was a director from April 27, 1990 through December 17, 1996. He has been Senior Vice President - Finance of General Electric Financial Services since November 1989. Mr. Parke is a director of GE Capital, FGIC Corporation, Polaris Holding Co., and Financial Guaranty Insurance Co.

  Edward D. Stewart, age 56, has been a director of the Company since December 10, 1996. Mr. Stewart has been an Executive Vice President of GE Capital since January 1, 1992. Mr. Stewart serves on the board of directors of GE Capital.

Executive Officers

  Information with respect to the executive officers of the Company is included in Part I of this Form 10-K.

Section 16(a) Reporting

  Section 16(a) of the Securities Exchange Act of 1934, and the rules promulgated thereunder, requires the Company's executive officers, directors and holders of 10% or more of the Common Stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. On June 21, 1998, the Voting Trust Agreement dated as of June 21, 1988 expired pursuant to its terms. All holders of voting trust certificates received shares of Class A Common Stock in respect of such voting trust certificates on that date. None of those directors and executive officers who received shares of such common stock timely reported such transaction under Section 16(a). During 1998, Mr. Robert Claxton became an executive officer of the Company and Mr. Dammerman became a director of the Company. Neither Mr. Claxton nor Mr. Dammerman filed a Form 3 in connection with such appointment.

ITEM 11. EXECUTIVE COMPENSATION

  The Company (Montgomery Ward Holding Corp.) had no employees and paid no compensation in 1998. The following information details compensation accrued by Wards and its subsidiaries to executive officers of the Company.

Summary Compensation Table

     The following table sets forth summary compensation information for (i) Mr. Goddu, who was the only person to serve as Chief Executive Officer during the Company's 1998 fiscal year, and (ii) the four most highly compensated other executive officers who were serving as executive officers at the end of the Company's 1998 fiscal year. Due to the bankruptcy filing, management believes that the securities underlying options have little or no value.

                                           Annual Compensation                          Long-Term Compensation
                          ---------------------------------------------------  ---------------------------------------
                                                                   Other        Securities                    All
                                                                   Annual       Underlying      LTIP         Other
          Name and                      Salary       Bonus      Compensation      Options      Payout     Compensation
  Principal Position          Year       ($)          ($)            ($) /1/       (#)          ($)            ($) /2/
  --------------------      -------   ----------   ---------   --------------  -------------  ---------  -------------
  Roger V. Goddu              1998    1,000,000    350,000            5,984     2,596,219          -          120,112
    Chairman and Chief        1997      985,215    350,000           10,296     2,596,219          -        2,849,330
    Executive Officer /3/

  Thomas J. Paup              1998      400,000    150,000            1,708             -          -           10,461
    Executive Vice            1997      110,000    150,000               40             -          -           87,999
    President and
    Chief Financial
    Officer /3/

  Kevin Freeman               1998      450,000     75,000            3,224       200,000          -              259
    Executive Vice            1997      306,250    150,000               20       200,000          -           62,079
    President -Store
    Operations /3/

  Spencer H. Heine            1998      400,000    125,000            1,244       225,000          -            2,490
    Executive Vice            1997      400,000    125,000            2,934       225,000          -          403,075
    President, Secretary      1996      400,000          -            4,869             -          -          352,952
    and General Counsel

  Thomas G. Grimes            1998      450,000     50,000           19,880       500,000          -              863
    Executive Vice            1997      417,262    200,000            6,181       500,000          -           84,396
    President - Home /3/


    /1/ No named executive officer received perquisites exceeding $50,000 or 10% of salary and bonus.

    /2/  Represents company matching contributions to the Savings and Profit
        Sharing Plan and company payments of premiums on group term life insurance policies. In 1998 and 1997, Mr. Goddu was paid $115,200 and $93,600, respectively, representing an amount equivalent to dividends on non-vested GE restricted stock shares. Relocation costs for Mr. Goddu were $4,653 and $533,782 in 1998 and 1997, respectively. In 1997, Mr.
        Goddu was paid $2,221,948 as compensation for benefits accrued with Mr. Goddu's prior employer which were lost by Mr. Goddu in connection with the termination of his employment with such former employer. Relocation costs for Mr. Paup were $10,461 and $37,854 in 1998 and 1997, respectively. Mr. Paup received a hiring bonus of $50,000 in 1997. Mr. Freeman was paid $12,079 and $50,000 in 1997 for relocation costs and a hiring bonus, respectively. For 1997, amounts paid to Mr. Heine include $400,000 in exchange for his waiver of the diminution of his position upon removal from the Board of Directors in January 1997. For 1996, amounts paid to Mr. Heine include $200,000 under a retention plan and $150,000 under a security plan due to the triggering of a change of control event. Mr. Grimes was paid $34,396 and $50,000 in 1997 for relocation costs and a hiring bonus, respectively.

     /3/  Messrs. Goddu and Grimes joined Wards in January 1997. Mr. Messrs.
        Paup and Freeman joined Wards in September 1997 and May 1997, respectively.

Option Grants and Exercises

  The following table sets forth the value of unexercised options held by Messrs. Goddu, Freeman, Heine and Grimes as of January 2, 1999. No stock options or stock appreciation rights were granted to or exercised by any of the Named Executive Officers in 1998.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR END OPTION VALUES

                                    Number of Securities Underlying            Value of Unexercised
                                   Unexercised Options at FY-End (#)    In-the-Money Options at FY-End /1/
                               ---------------------------------------  ----------------------------------

             Name                   Exercisable       Unexercisable      Exercisable       Unexercisable
  -------------------------    --------------------  -----------------  ----------------  ------------------

  Roger V. Goddu                          1,298,110          1,298,109         $     -          $        -

  Kevin Freeman                              80,000            120,000                 -                   -

  Spencer H. Heine                           75,000            150,000                 -                   -

  Thomas G. Grimes                          200,000            300,000                 -                   -

  1 The stock was deemed to have value below the exercise price as the Company has filed for reorganization under Chapter 11 of the Bankruptcy Code.

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

Executive Emergence Bonus Plan

  Certain senior executives of Wards participate in the Montgomery Ward Special Emergence Bonus Plan ("Emergence Bonus Plan"). The Emergence Bonus Plan (subject to amendment or modification in the plan of reorganization) provides for a lump sum bonus payment within 30 days of court approval of a plan of reorganization. To be eligible for the full bonus, the executive must be actively employed on the date of the court approval of the plan of reorganization or the executive must have separated from employment after a Change of Control (as defined in the Severance Plan described below) but within six months of approval of the plan of reorganization. If the plan of reorganization is approved as of April 1, 1999, the bonus amount for Messrs. Goddu, Paup, Freeman, Heine and Grimes would be $1,250,000, $500,000, $562,500, $500,000 and $625,000, respectively. If the plan of reorganization is approved after April 1, 1999, but prior to or as of October 1, 1999, the bonus amount for Messrs. Goddu, Paup, Freeman, Heine and Grimes would be $1,000,000, $400,000, $450,000, $400,000 and $500,000, respectively. If the plan of reorganization is approved after October 1, 1999, the bonus amount for Messrs. Goddu, Paup, Freeman, Heine and Grimes would be $500,000, $200,000, $225,000, $200,000 and $250,000, respectively.

Pension Plan

  In 1998, executive officers of Wards, in addition to many other associates, participated in a pension plan (the "Pension Plan"), which provides benefits defined by formulae based primarily on a participant's compensation, offset, with respect to periods prior to July 1, 1997, as provided by benefits provided by the participant's accounts in the Savings Plan ("Savings Plan"), in which executive officers of Wards, in addition to many other associates, participate. From 1989 through 1993, no more than $200,000, as adjusted annually under Section 401(a)(17) of the Internal Revenue Code of 1986, as amended (the "Code"), of any participant's compensation was considered for any purpose, including for purposes of the formulae, under the Pension Plan. Beginning in 1994, no more than $150,000, as adjusted, ($160,000 in 1998) of any participant's compensation is considered for any purpose, including for purposes of the formulae, under the Pension Plan. The monthly pension benefit to which current associates are entitled under the Pension Plan at the normal retirement age of 65 is generally based on different benefit formulae that are applicable to different years of service. The formula for service on and after July 1, 1997 is a credit of $.70 to $1.35 (depending on age) for each $1 contributed as a basic contribution (3% of compensation) to the Savings Plan. Such Pension Plan accounts will be credited with interest at a rate based on the 30-year rate earned by government securities. The formula for service after 1988 and before July 1, 1997 applies to credited service, as defined in the Pension Plan, earned during such period while making contributions to the Savings Plan and is based on "career earnings".

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

  The following table sets forth the estimated annual benefits (calculated on a straight life annuity basis) upon retirement at age 65 (for executives who have not retired or resigned) under the Pension Plan, which is the only defined benefit plan under which associates of Wards can currently accrue benefits, to the Named Executive Officers (calculated on the basis of estimated years of service at retirement age; levels of compensation paid in calendar year 1998 assuming 6% annual increases for executives who have not retired or resigned and the Named Executive Officers make basic contributions (3% of compensation) to the Savings Plan; but with regard to Code limitations on compensation and benefits and without regard to any reduction for benefits under the Savings Plan):

                                                     Estimated
                                                      Annual
                                                    Pension at
           Name of Participant                      Retirement
  ----------------------------------------      -----------------

  Roger V. Goddu                                       $25,883
  Thomas J. Paup                                        22,518
  Kevin Freeman                                         25,892
  Spencer H. Heine                                      71,526
  Thomas G. Grimes                                       4,628

Certain Arrangements

  In the course of recruiting new executives, promoting existing associates to executive positions, increasing the responsibilities of existing executives and retaining executives, Wards frequently enters into employment agreements which set forth the general terms of the compensation arrangements for such executive. Such agreements have, in the past, typically set forth, among other things, a recipient's base salary, the target annual bonus under the Senior Executive Performance Management Program ("PMP"), the maximum percentage of the target bonus under the PMP that can be earned, bonus guarantees, if any, relocation payments and the number of stock options, if any, that are expected to be initially granted to the executive in his or her new position. Of the executive officers named in the Summary Compensation Table, Messrs. Paup, Freeman, Heine and Grimes have agreements of this type, each of which were entered into in connection with the commencement of the executive's employment with Wards (other than the agreement with Mr. Heine, which was entered into connection with his retention as an executive officer of Wards).

  The agreements with Messrs. Paup, Freeman, Heine and Grimes provide for, respectively, (i) annual base salary of $400,000, $450,000, $400,000 and $450,000; and (ii) PMP target bonuses of $150,000, $150,000, $125,000 and
  $200,000 in each case guaranteed at 100% for 1997 (the target bonuses for Messrs. Paup and Freeman were also guaranteed at 100% and 50%, respectively, for 1998) and in each case with opportunities to earn up to 150% of such target bonuses. The agreements with Messrs. Freeman, Heine and Grimes also provide for the grant of options to purchase common stock of the Company. Due to the bankruptcy filing, management believes that the options and the securities underlying the options are of little or no value.


  The agreements with Messrs. Paup, Freeman and Grimes provided for hiring bonuses of $50,000 each, which were paid in 1997. The Company agreed to reimburse Messrs. Paup, Freeman and Grimes for certain relocation costs in connection with their moves. In the case of a separation of employment initiated by the Company for a reason other than "Cause," the agreements provide that Messrs. Paup, Freeman, Heine and Grimes will receive their base salaries through September 22, 2000 in the case of Mr. Paup, and through October 1, 2000 in the case of Messrs. Freeman, Heine and Grimes (however, not less than twenty-four months). In addition, if the agreements of Messrs. Paup, Freeman, Heine and Grimes are not renewed at the end of the respective agreement, a lump sum payment equal to twenty-four months base salary will be owed. In the event of a change of control, in which a sale of substantially all of the business occurs, and for a period of three years after such date, if Messrs. Paup, Freeman, Heine and Grimes are separated from the Company for a reason other than "Cause", the lump sum severance payment will be three years base salary plus three times their target bonus amount.

  In September 1997, GE granted options to Mr. Paup to purchase 20,000 shares of GE common stock with an exercise price of $66.25, which options vest 50% on September 12, 2000 and 50% on September 12, 2002. In June 1997, GE granted options to Mr. Freeman to purchase 40,000 shares, of GE common stock with an exercise price of $65.3125, which options vest 50% on September 27, 1999 and 50% on September 27, 2001. In February 1997, GE granted options to Mr. Grimes to purchase 40,000 shares, of GE common stock, with an exercise price of $52.50, which options vest 50% on September 7, 1999 and 50% on September 7, 2001.

  GE Capital has agreed to pay Messrs. Paup, Freeman and Grimes their base salary for the first three years of their 1997 employment agreements described above and the guaranteed bonus under such agreements if Wards fails to pay such amounts for any reason other than the executives' termination of employment either voluntarily by the executives or for cause by Wards.

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

  Mr. Goddu's agreement also provides for the grant of options to purchase common stock of the Company. Due to the bankruptcy filing, management believes that the options and the securities underlying the options are of little or no value.

  The Goddu Agreement also provides that Wards would provide Mr. Goddu a loan in the principal amount of $2,000,000, payable in five years, and bearing interest at LIBOR plus 25 basis points payable in arrears on each January 8 during the loan term. The Company provided such loan to Mr. Goddu on January 8, 1997, and Mr. Goddu executed a Promissory Note (the "Goddu Note") with respect thereto on that date. As of March 6, 1999, the outstanding balance of the loan including interest accrued thereon was $2,017,118.

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

  The Goddu Agreement is not guaranteed by GE Capital if Wards fails to pay such amounts.

  Also in connection with Mr. Goddu's employment with Wards, Mr. Goddu and GE Capital entered into a letter agreement dated as of December 20, 1996 (the
  "Goddu Letter Agreement").   The Goddu Letter Agreement provides that on or
  before January 6, 1997, General Electric Company ("GE"), the indirect parent of GE Capital, would grant to Mr. Goddu 60,000 shares of common stock of GE, with restrictions lapsing on 12,000 of such shares on each December 31, beginning on December 31, 1997, and would grant to Mr. Goddu options to purchase 60,000 shares of common stock of GE with an exercise price equal to the NYSE closing price of such shares on the date of grant (which was $102.25 per share), which options will vest in cumulative annual installments of 20,000 underlying shares on January 6, 1999, January 6, 2001 and January 6, 2003. Such shares and options were granted to Mr. Goddu on December 20, 1996. The Goddu Letter Agreement also provides that on an annual basis beginning in 1997, GE will grant to Mr. Goddu, at such time as similar grants are made to its employees, options to purchase up to 25,000 shares of common stock of GE, up to an aggregate of 125,000 such shares, with exercise prices equal to the NYSE closing price of such shares on the applicable date of grant, and which options will vest 50% three years from the date of grant and 50% five years from the date of grant. In accordance with the terms of his letter agreement, options were granted to Mr. Goddu on September 12,1997 and September 11, 1998. Such options will vest 50% three years from the date of issuance and 50% five years from the date of issuance. On April 28, 1997, after the date of the Goddu Letter Agreement, the shares of GE Common Stock split 2-for-1.

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

Director Compensation Arrangements

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

  Directors of the Company or Wards other than members of the Directors Fee Plan Committee are eligible to participate in the Directors Fee Plan if designated by the Directors Fee Plan Committee. The Directors Fee Plan Committee is comprised of not fewer than two directors who are appointed by the Board of Directors and who serve at the pleasure of the Board of Directors. The current members of the Directors Fee Plan Committee are Messrs. Brennan and Stewart. Of the seven eligible directors, the Directors Fee Plan Committee has designated only Mr. Cathcart as a participant in the Directors Fee Plan. Pursuant to an irrevocable election made in 1992, Mr. Cathcart elected to receive all of the fees earned for service as a director of the Company and of Wards in Series 1 Shares. Through the date of the bankruptcy filing, Mr. Cathcart had acquired 8,987 Series 1 Shares and Mr. Myron Lieberman, a former director, had acquired 10,235 Series 1 Shares, pursuant to Conversion Rights under the Directors Fee Plan. No shares have been distributed under the Directors Fee Plan since the bankruptcy filing.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The following table sets forth the beneficial ownership, as of March 26, 1999, of Class A Shares (i) by each person who is a director of the Company (none of whom except the individuals identified beneficially owns any shares of the Company's equity securities), (ii) by each of the Named Executive Officers (none of whom except the individuals identified beneficially owns any shares of the Company's equity securities), (iii) by each person who is known to be a holder of more than 5% of Class A Shares and (iv) by all directors and executive officers of the Company as a group.

      Individual or Group                  Shares                %
  ----------------------------    --------------------     --------------
   Bernard F. Brennan (a)                   13,025,750              71.1%
   Edwin G. Pohlmann (b)                     2,892,500              15.8%
   Tommy T. Cato                               227,875               1.2%
   Silas S. Cathcart                            18,987               0.1%
   Roger V. Goddu (c)                        1,298,110               6.6%
   Kevin Freeman (d)                           140,000               0.8%
   Spencer H. Heine  (e)                       401,250               2.2%
   Thomas G. Grimes (f)                        350,000               1.9%
   Tamara Brennan (g)                        2,200,000              12.0%
   All directors and executive
    officers as a group (19
    persons) (h)                            15,736,772              77.6%

  (a) Represents 13,025,750 Class A Shares (71.1% of the Class A Shares and 30.1% of the Company's common stock ("Common Stock") outstanding as of March 26, 1999) owned of record by Mr. Brennan and with respect to which Mr. Brennan has sole investment and voting power. Does not include 2,200,000 Class A Shares (12.0% of the Class A Shares and 5.1% of the Common Stock outstanding as of March 26, 1999) which are owned by Edwin G. Pohlmann, as trustee of a trust (the "Family Trust") for the benefit of members of Mr. Brennan's family with respect to which Mr. Brennan has no voting or investment power, but with respect to which Tamara Brennan, Mr. Brennan's wife, may acquire shared voting and dispositive power. See Note
      (g) below. Mr. Brennan disclaims beneficial ownership of such 2,200,000 Class A Shares. Mr. Brennan's business address is 5000 Sawgrass Village Circle, Suite Five, Ponte Vedra, FL 32082.

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

  (c) Includes 1,298,110 Class A Shares which may be acquired by Mr. Goddu pursuant to options exercisable on March 26, 1999. Does not include 1,298,110 Class B Shares which may be acquired by Mr. Goddu from GE Capital pursuant to options exercisable on December 31, 1998 and December 31, 1997, as described herein. See Item 11 above. Mr. Goddu's business address is Montgomery Ward Plaza, Chicago, IL 60671.

  (d) Represents 140,000 Class A Shares which may be acquired by Mr. Freeman pursuant to options currently exercisable.

   (e) Includes 150,000 Class A Shares which may be acquired by Mr. Heine pursuant to exercisable options.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT (CONTINUED)

  (f) Includes 350,000 Class A Shares which may be acquired by Mr. Grimes pursuant to exercisable options.

  (g) Represents Class A Shares with respect to which Mrs. Brennan, if she were to elect to become an advisor to the trustee of the Family Trust, may acquire shared power to vote or direct the vote of, and shared power to dispose or direct the disposition of, such shares. See Notes (a) and (b) above.

  (h) Represents all Class A Shares with respect to which executive officers and directors have investment power, which is in each case sole investment power. Includes 2,170,410 Class A Shares which may be acquired by executive officers or directors at purchase prices ranging from $2.91 to $24.50 per share pursuant to options exercisable on March 26, 1999 or on April 1, 1999 (date within 60 days after March 26, 1999).

  GE Capital owns 100% of the 25,000,000 Class B Shares currently outstanding. Such shares represented 57.7% of the outstanding Common Stock as of March 26, 1999. GE Capital has granted to Mr. Goddu an option, 50% of which is exercisable as of March 26, 1999, to purchase from GE Capital that number of shares of Common Stock which equals 5% of the issued and outstanding shares of Common Stock of the Company on a fully-diluted basis. For purposes of this calculation, the number of shares of Common Stock underlying such options is to be adjusted upwards from time to time until the last day of the Company's 1998 fiscal year to give effect to the grant of stock options after December 20, 1996 to management employees of Wards covering up to 10% of the outstanding shares of Common Stock on a fully-diluted basis. As of March 26, 1999, pursuant to the foregoing, such option is exercisable with respect to 1,298,110 Class B Shares (4.9% of the outstanding Class B Shares and 2.9% of the outstanding Common Stock). GE Capital's address is 260 Long Ridge Road, Stamford, Connecticut 06927.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Wards entered into a Bank Credit Card Program Agreement ("Card Agreement") effective April 1, 1996 with Monogram Credit Card Bank of Georgia ("Monogram"), and an Account-Related Agreement ("Account Related Agreement") effective April 1, 1996 with Montgomery Ward Credit Corporation ("Montgomery Ward Credit") (collectively referred to as the "Agreements") pursuant to which Monogram and Montgomery Ward Credit (collectively referred to as the "Montgomery Ward Credit Companies"), both of which are affiliates of GE Capital, make payments to Wards as to their receivables generated by sales to customers of Wards, its affiliates and licensees who utilize the Wards' private label credit card, and provide services to Wards, all of which are guaranteed by GE Capital. Set forth below is a description of various transactions entered into in connection with the Agreements. Unless otherwise specified, information given is for aggregate transactions under both the Card Agreement and the Account Related Agreement. As of January 2, 1999, there were $3.3 billion of Wards' private label credit card receivables owned by the Montgomery Ward Credit Companies. During the 1998, 1997 and 1996 fiscal years, the Credit Companies paid to Wards, pursuant to the Agreements and predecessor agreements, approximately $2.1 billion, $2.6 billion and $3.6 billion, respectively, in respect of such receivables. As of February 27, 1999, the Credit Companies have paid approximately $209 million to Wards in respect of such receivables during the current fiscal year. Wards generally bears the risk of credit losses due to non-payment by cardholders to the extent of (i) the amount of credit losses that are between 3.9% and 5.0% of average outstanding receivables, plus (ii) 50% of credit losses that are between 5.0% and 8.0% of average outstanding receivables, subject to offsets described below relating to Wards' share of certain incremental increases in finance charges and late fees payable by cardholders.

     Wards' net unpaid liability for credit losses for 1991 through 1998 are to be payable to Montgomery Ward Credit pursuant to a note ("Continuation Note") due in early 2003, provided that the outstanding balance of such note cannot exceed $300 million. A remaining note in the amount of $15 million, consisting of losses incurred after July 7, 1997 for the remaining portion of 1997, was executed which provides for monthly principal payments in the amount of 5% of the scheduled monthly principal payments for the Continuation Note. Starter card losses are payable currently. Interest on Wards' unpaid liability for credit losses is to be payable at the monthly GE commercial paper rate. Interest on notes outstanding as of July 7, 1997, has been stayed by the Chapter 11 proceeding.

     In connection with the foregoing arrangements, Wards owes $72 million for 1998 credit losses offset by incremental finance charges and late fee assessments. Wards has previously executed notes for certain of its unpaid share of credit losses through 1997, offset by incremental finance charges and late fee assessments due to Wards for a net obligation of $300 million. At January 2, 1999 and January 3, 1998, $288 million of the net obligation is included in Liabilities subject to compromise and the remainder of the net obligation of $84 million and $40 million at January 2, 1999 and January 3, 1998, respectively, is included in Accrued liabilities and other obligations. As the $300 million threshold has been reached, it is expected that future payments may be required depending upon the level of credit card losses.

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

     Lechmere, Inc., a wholly-owned subsidiary of Wards ("Lechmere"), entered into an Interim Consumer Credit Card Program Agreement (the "Lechmere Agreement") effective as of March 13, 1996 with Monogram pursuant to which Monogram (among other things) made payments to Lechmere in respect of Monogram's receivables generated by sales to customers of Lechmere who utilized the Lechmere private label credit card issued by Monogram pursuant to the Lechmere Agreement. Such payments were equal to the face amount of such receivables. The Lechmere Agreement, as executed, was scheduled to expire on the earlier of August 31, 1996 or the execution by the parties thereto of a long-term agreement. The long-term agreement never was executed and the Lechmere Agreement was extended by numerous letter agreements between the parties. Pursuant to an order of the Bankruptcy Court overseeing Lechmere's bankruptcy (which, like the bankruptcy filing, was filed on July 7, 1997), Lechmere and Monogram continued to perform under the Lechmere Agreement as though such Agreement had been assumed by Lechmere. On or around August 1, 1997 (before any assumption or rejection of the Lechmere Agreement), Lechmere announced that its assets would be sold and liquidated. Shortly thereafter, Monogram, Lechmere and Wards entered into a stipulation and order for adequate protection defining the parties' respective rights during the wind-down of the Lechmere credit card program and the liquidation of receivables that arose in connection therewith. Pursuant to that stipulation and order, purchases made using Lechmere cards ceased on or around August 8, 1997. Lechmere, to date, has neither assumed or rejected the Lechmere Agreement.

     Wards and Lechmere also entered into an agreement on April 3, 1996 for the sale of certain commercial customer receivables to Montgomery Ward Credit. During 1998, Montgomery Ward Credit paid $2.5 million to Wards and Lechmere pursuant to this agreement and, as of February 27, 1999, Montgomery Ward Credit has paid $379,000 to Wards in respect of such receivables during the current fiscal year.

     Wards and Lechmere have entered into a Program Agreement dated October 12, 1989, as amended on March 6, 1997, with GE Capital, under which GE Capital pays certain manufacturers and distributors a discounted invoice price of products acquired by Wards and Lechmere and whereby Wards and Lechmere reimburse GE Capital for such payments according to an agreed-upon schedule. The aggregate amount of outstanding payments and other amounts payable under the Program Agreement is not to exceed $650 million at any one time. At June 28, 1997, this facility was principally drawn. This facility is no longer available due to the bankruptcy.

     Wards entered into the Post-Petition Loan and Guaranty Agreement ("DIP Facility"), as amended, with GE Capital as agent and lender; and various other lenders, on July 8, 1997, which was approved by the Bankruptcy Court on July 31, 1997. Under the DIP Facility, the lenders have agreed to provide a revolving credit and letter of credit facility, the maximum amount of which is based on the book value of eligible inventory (as defined in the DIP Facility), the fair market value of eligible real property (as defined in the DIP Facility) and the earnings of Signature. In no case may borrowings exceed $1 billion. Total letters of credit outstanding were $108 million at January 2, 1999. The Company had $363 million of borrowing availability under the DIP Facility at January 2, 1999. Under the DIP Facility, Wards may select among several interest rate options, all of which are based on market rates plus a margin. A commitment fee is payable based on the unused amount of the facility. The facility expires on July 7, 1999, or earlier in the case of an event of default. GE Capital's portion of the commitment under the DIP Facility is $300 million.

     On February 1, 1999, Wards announced its intention to sell Signature to GE Capital. The sale is expected to close in the second half of 1999 after the receipt of all required insurance regulatory approvals.

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

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  1.  Financial Statements

                                                                                                Page
                                                                                          ---------------
     Report of Independent Public Accountants                                                    23
     For the 52-Week Period Ended January 2, 1999,
      the 53-Week Period Ended January 3, 1998 and the 52-Week Period
      Ended December 28, 1996
       Consolidated Statements of Income                                                         24
       Consolidated Statements of Shareholders' Equity (Deficit)                                 26
       Consolidated Statements of Cash Flows                                                     28
     Consolidated Balance Sheets at January 2, 1999 and January 3, 1998                          25
     Notes to Consolidated Financial Statements                                                  30

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

     10. (i) (A) (1) Stockholders' Agreement dated as of June 17, 1988, as amended and restated as of December 29, 1994, incorporated by reference to Exhibit 4. (e) to the Company's Registration Statement on Form S-8 (Registration No. 33-57075).

     10. (i) (A) (2) Amendment Agreement dated as of December 10, 1996, incorporated by reference to Exhibit 1 of the Company's Current Report on Form 8-K for an event occurring January 6, 1997.

     10. (i) (A) (3) Montgomery Ward & Co., Incorporated Stock Ownership Plan
                     Terms and Conditions, as amended and restated, as of December 29, 1994, incorporated by reference to Exhibit 4.
                     (f) of the Company's Registration Statement on Form S-1 (Registration No. 33-57075).

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

     10. (i) (G) (4) Waiver to Post-Petition Loan and Guaranty Agreement among
                     Montgomery Ward & Co., as borrower; Montgomery Ward Holding Corp. and other debtor subsidiaries of Montgomery Ward Holding Corp., as guarantors; General Electric Capital Corporation, as agent and lender; and various lenders dated as of November 7, 1997, incorporated by reference to
                     Exhibit 10. (i) (G) (4) of the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 1998.

     10. (i) (G) (5) Waiver and Second Amendment to Post-Petition Loan and
                     Guaranty Agreement among Montgomery Ward & Co., Incorporated, as borrower; Montgomery Ward Holding Corp. and other debtor subsidiaries of Montgomery Ward Holding Corp., as guarantors; General Electric Capital Corporation, as agent and lender; and various lenders dated as of February 20, 1998, incorporated by reference to Exhibit 10.
                     (i) (G) (5) of the Company's quarterly report on Form 10-Q for the fiscal quarterly period ended April 4, 1998.

     10. (i) (G) (6) Waiver to Post-Petition Loan and Guaranty Agreement among
                     Montgomery Ward & co., Incorporated, as borrower; Montgomery Ward Holding Corp. and other debtor subsidiaries of Montgomery Ward Holding Corp., as guarantors; General Electric Capital Corporation, as agent and lender; and various lenders as of June 26, 1998, incorporated by reference to Exhibit 10. (i) (G) (6) of the Company's quarterly report on Form 10-Q for the fiscal quarterly period ended October 3, 1998.

     10. (i) (G) (7) Waiver to Post-Petition Loan and Guaranty Agreement among
                     Montgomery Ward & Co., Incorporated, as borrower; Montgomery Ward Holding Corp. and other debtor subsidiaries of Montgomery Ward Holding Corp., as guarantors; General Electric Capital Corporation, as agent and lender; and various lenders dated as of September 2, 1998, incorporated by reference to Exhibit 10. (i) (G) (7) of the Company's quarterly report on Form 10-Q for the fiscal quarterly period ended October 3, 1998.

     10. (i) (G) (8) Amendment to Post-Petition Loan and Guaranty Agreement
                     among Montgomery Ward & Co., Incorporated, as borrower; Montgomery Ward Holding Corp. and other debtor subsidiaries of Montgomery Ward Holding Corp., as guarantors; General Electric Capital Corporation, as agent and lender; and various lenders dated as of November 9, 1998.

     10. (i) (H)     Long Term Credit Agreement dated as of September 15, 1994
                     among Montgomery Ward & Co., Incorporated, various banks,
                     The First National Bank of Chicago, as Documentary Agent,
                     The Bank of Nova Scotia, as Administrative Agent, The Bank of New York, as Negotiated Loan Agent and Bank of America
                     National Trust and Savings Association, as Advisory Agent, incorporated by reference to Exhibit 10. (i) (H) of the Company's Quarterly Report on Form 10-Q for the fiscal quarterly period ended October 1, 1994.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K (CONTINUED)

3.  Exhibits (continued)

     10. (i) (H) (1) Amended Schedule 1 to the Long Term Credit Agreement dated as of September 15, 1994 among Montgomery Ward & Co., Incorporated, various banks, The First National Bank of Chicago, as Documentary Agent, The Bank of Nova Scotia, as Administrative Agent, The Bank of New York, as Negotiated Loan Agent and Bank of America National Trust and Savings Association, as Advisory Agent incorporated by reference to
                     Exhibit 10. (i) (H) (1) of the Company's Quarterly Report on Form 10-Q, for the fiscal quarterly period ended September 30, 1995.

     10. (i) (H) (2) Amendment dated March 19, 1996 to the Long Term Credit
                     Agreement dated as of September 15, 1994 among Montgomery Ward & Co., Incorporated, various banks, The First National Bank of Chicago, as Documentary Agent, The Bank of Nova Scotia, as Administrative Agent, The Bank of New York, as Negotiated Loan Agent and Bank of America National Trust and Savings Association, as Advisory Agent, incorporated by reference to Exhibit 10. (i) (H) (2) of the Company's Quarterly Report on Form 10-Q for the fiscal quarterly period ended March 30, 1996.

     10. (i) (H) (3) Amendment to Long Term Credit Agreement dated as of
                     September 15, 1994 among Montgomery Ward & Co., Incorporated, various banks, The First National Bank of Chicago, as Documentary Agent, The Bank of Nova Scotia, as Administrative Agent, The Bank of New York, as Negotiated Loan Agent and Bank of America National Trust and Savings Association, as Advisory Agent, which became effective September 6, 1996, incorporated by reference to Exhibit 10.
                     (i) (H) (3) of the Company's Quarterly Report on Form 10-Q for the fiscal quarterly period ended September 28, 1996.

     10. (i) (H) (4) Amendment to Long Term Credit Agreement dated as of
                     December 23, 1996 among Montgomery Ward & Co., Incorporated, various banks, The First National Bank of Chicago, as Documentary Agent, The Bank of Nova Scotia, as Administrative Agent, The Bank of New York, as Negotiated Loan Agent and Bank of America National Trust and Savings Association, as Advisory Agent, incorporated by reference to Exhibit 10. (i) (H) (5) of the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1996.

     10. (i) (H) (5) Waiver and Fourth Amendment to Long Term Credit Agreement
                     dated as of March 29, 1997 among Montgomery Ward & Co., Incorporated and various banks, incorporated by reference to Exhibit 10. (i) (H) (5) of the Company's Annual Report on Form 10-Q for the fiscal quarterly period ended March 29, 1997.

     10. (i) (H) (6) Fifth Amendment to the Long Term Credit Agreement dated as of May 22, 1998 among Montgomery Ward and Co., Incorporated, various banks, The First National Bank of Chicago, as Documentary Agent, The Bank of Nova Scotia, as Administrative Agent, The Bank of New York, as Negotiated Loan Agent and Bank of American National Trust and Savings Association, as Advisory Agent, incorporated by reference to Exhibit 10. (i) (H) (6) of the Company's quarterly report on Form 10-Q for the fiscal quarterly period ended July 4, 1998.

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K (continued)

3.  Exhibits (continued)

     10. (i) (I)     Short Term Credit Agreement dated as of September 15, 1994 among Montgomery Ward & Co., Incorporated, various banks,
                     The First National Bank of Chicago, as Documentary Agent,
                     The Bank of Nova Scotia, as Administrative Agent, The Bank of New York, as Negotiated Loan Agent and Bank of America
                     National Trust and Savings Association, as Advisory Agent, incorporated by reference to Exhibit 10. (i) (H) of the Company's Quarterly Report on Form 10-Q for the fiscal quarterly period ended October 1, 1994.

     10. (i) (I) (1) Amended Schedule 1 to the Short Term Credit Agreement dated as of September 15, 1994 among Montgomery Ward & Co., Incorporated, various banks, The First National Bank of Chicago, as Documentary Agent, The Bank of Nova Scotia, as Administrative Agent, the Bank of New York, as Negotiated Loan Agent and Bank of America National Trust and Savings Association, as Advisory Agent, incorporated by reference to Exhibit 10. (i) (I) (1) of the Company's Quarterly Report on Form 10-Q for the fiscal quarterly period ended September 30, 1995.

     10. (i) (I) (2) Amendment dated March 19, 1996 to the Short Term Credit
                     Agreement dated as of September 15, 1994 among Montgomery Ward & Co., Incorporated, various banks, The First National Bank of Chicago, as Documentary Agent, The Bank of Nova Scotia, as Administrative Agent, The Bank of New York, as Negotiated Loan Agent and Bank of America National Trust and Savings Association, as Advisory Agent, incorporated by reference to Exhibit 10. (i) (I) (2) of the Company's Quarterly Report on Form 10-Q for the fiscal quarterly period ended March 30, 1996.

     10. (i) (I) (3) Amendment dated September 6, 1996 to the Short Term Credit
                     Agreement dated as of September 15, 1994 among Montgomery Ward & Co., Incorporated, various banks, The First National Bank of Chicago, as Documentary Agent, The Bank of Nova Scotia, as Administrative Agent, The Bank of New York, as Negotiated Loan Agent and Bank of America National Trust and Savings Association, as Advisory Agent, incorporated by reference to Exhibit 10. (i) (I) (3) of the Company's Quarterly Report on Form 10-Q for the fiscal quarterly period ended September 28, 1996.

     10. (i) (I) (4) Confirmation of New Bank executed by The Industrial Bank of
                     Japan, Limited, Chicago Branch and The Bank of Nova Scotia, as Administrative Agent, pursuant to Section 2.6(c) of the Short Term Credit Agreement dated as of September 15, 1994 among Montgomery Ward & Co., Incorporated, various banks, The First National Bank of Chicago, as Documentary Agent, The Bank of Nova Scotia, as Administrative Agent, The Bank of New York, as Negotiated Loan Agent and Bank of America National Trust and Savings Association, as Advisory Agent, as amended and extended, and (b) a letter dated October 24, 1996 from The Bank of Nova Scotia, as Administrative Agent, to the Banks and other Agents who are parties to said Short Term Credit Agreement transmitting an attached revised
                     Schedule 1 to such Agreement, incorporated by reference to
                     Exhibit 10. (i) (I) (4) of the Company's Quarterly Report on Form 10-Q for the fiscal quarterly period ended September 28, 1996.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K (CONTINUED)

3.  Exhibits (continued)

     10. (i) (I) (5) Amendment dated December 23, 1996 to the Short Term Credit
                     Agreement dated as of September 15, 1994 among Montgomery Ward & Co., Incorporated, various banks, The First National Bank of Chicago, as Documentary Agent, The Bank of Nova Scotia, as Administrative Agent, The Bank of New York, as Negotiated Loan Agent and Bank of America National Trust and Savings Association, as Advisory Agent, incorporated by reference to Exhibit 10. (i) (I)(5) of the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1996.

     10. (i) (I) (6) Waiver and Fourth Amendment to Short Term Credit Agreement
                     dated as of March 29, 1997 among Montgomery Ward & Co., Incorporated and various banks, incorporated by reference to Exhibit 10. (I) (I) (6) of the Company's Quarterly Report on Form 10-Q for the fiscal quarterly period ended March 29, 1997.

     10. (i) (I) (7) Fifth Amendment to the Short Term Credit Agreement dated as of May 22, 1998 among Montgomery Ward and Co., Incorporated, various banks, the First National Bank of Chicago, as Documentary Agent, The Bank of Nova Scotia, as Administrative Agent, The Bank of New York, as Negotiated Loan Agent and Bank of American National Trust and Savings Association, as Advisory Agent, incorporated by reference to Exhibit 10. (i) (I) (7) of the Company's Quarterly Report on Form 10-Q for the fiscal quarterly period ended July 4, 1998.

     10. (i) (J)     Note Purchase Agreement dated July 11, 1995 between
                     Montgomery Ward & Co., Incorporated and various lenders, incorporated by reference to Exhibit 10. (i) (J) of the Company's Quarterly Report on Form 10-Q for the fiscal quarterly period ended July 1, 1995.

     10. (i) (J) (1) Limited waiver and First Amendment to Note Purchase
                     Agreements dated as of March 29, 1997 among Montgomery Ward & Co., Incorporated and various lenders, incorporated by reference to Exhibit 10. (i) (F) (2) of the Company's Quarterly Report on Form 10-Q for the fiscal quarterly period ended March 29, 1997.

     10. (i) (L)     Credit Agreement dated as of September 27, 1996 as amended and restated as of October 21, 1996, among Signature
                     Financial/Marketing, Inc., various lenders, The Bank of New
                     York, as Documentation Agent and The Bank of Nova Scotia, as Administrative Agent, incorporated by reference to
                     Exhibit 10. (i) (L) of the Company's Annual Report on Form
                     10-K for the fiscal year ended December 28, 1996.

     10. (i) (L) (1) Amendment to Credit Agreement dated as of December 23, 1996 among Signature Financial/Marketing, Inc., various lenders, The Bank of New York, as Documentation Agent and The Bank of Nova Scotia, as Administrative Agent, incorporated by reference to Exhibit 10. (i) (L) (1) of the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1996.

     10. (i) (L) (2) Waiver Letter dated as of March 27, 1997 addressed to
                     Signature Financial/Marketing, Inc. from the Bank of New York and The Bank of Nova Scotia, incorporated by reference to Exhibit 10. (i) (L) (2) of the Company's Quarterly Report on Form 10-Q for the fiscal quarterly period ended March 29, 1997.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K (CONTINUED)

3.  Exhibits (continued)

     10. (i) (L) (3) Correction Letter Agreement dated as of March 27, 1997 among Signature Financial/Marketing, Inc., The Bank of New York and The Bank of Nova Scotia, incorporated by reference to Exhibit 10. (i) (L) (3) of the Company's Quarterly Report on Form 10-Q for the fiscal quarterly period ended March 29, 1997.

     10. (i) (L) (4) Waivers and Recision of Acceleration dated July 15, 1997, among The Bank of New York, The Bank of Nova Scotia and Signature Financial/Marketing, Inc., incorporated by reference to Exhibit 10. (i) (L) (4) of the Company's Quarterly Report on Form 10-Q for the fiscal quarterly period ended June 28, 1997.

     10. (i) (L) (5) Waiver, Amendment and Extension Agreement dated as of
                     August 29, 1997, among Signature Financial Marketing, Inc., various lenders, The Bank of New York, as Documentation Agent and The Bank of Nova Scotia, as Administrative Agent, incorporated by reference to Exhibit 10. (i) (L) (5) of the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 1998.

     10. (i) (L) (6) Waiver, Amendment and Extension Agreement dated as of
                     January 31, 1998, among Signature Financial/Marketing, Inc., various lenders, The Bank of New York, as Documentation Agent, and The Bank of Nova Scotia, as Administrative Agent, incorporated by reference to Exhibit
                     10. (i) (L) (6) of the Company's Quarterly Report on Form 10-Q for the fiscal quarterly period ended July 4, 1998.

     10. (i) (L) (7) Waiver, Amendment and Extension Agreement dated as of July
                     31, 1998, among Signature Financial/Marketing, Inc., various lenders, The Bank of New York, as Documentation Agent, and The Bank of Nova Scotia, as Administrative Agent, incorporated by reference to Exhibit 10. (i) (L) (7) of the Company's Quarterly Report on Form 10-Q for the fiscal quarterly period ended October 3, 1998.

     10. (i) (M)     Credit Agreement dated October 4, 1996 among Montgomery
                     Ward & Co., Incorporated, various lenders, The Bank of Nova
                     Scotia, as Administrative Agent, and The Bank of New York, as Documentation Agent, incorporated by reference to
                     Exhibit 10. (i) (M) of the Company's Quarterly Report on
                     Form 10-Q for the fiscal quarterly period ended September
                     28, 1996.

     10. (i) (M) (1) Amendment to Credit Agreement dated as of December 23, 1996 among Montgomery Ward & Co., Incorporated, various lenders, The Bank of Nova Scotia, as Administrative Agent, and The Bank of New York, as Documentation Agent, incorporated by reference to Exhibit 10. (i) (M) (1) of the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1996.

     10. (i) (M) (2) Second Amendment to Credit Agreement dated as of December
                     23, 1996 among Montgomery Ward & Co., Incorporated, various lenders, The Bank of Nova Scotia, as Administrative Agent, and The Bank of New York, as Documentation Agent, incorporated by reference to Exhibit 10. (i) (M) (2) of the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1996.

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

     10. (i)(P)        Agency Agreement dated as of October 31, 1997 between the
                       joint venture composed of Gordon Brothers Partners, Inc., Hilco Trading, Inc./Garcel, Inc. D/B/A Great American
                       Asset Management and Alco Capital Group, Inc., as agent and Montgomery Ward & Co., Incorporated, incorporated by reference to Exhibit 10. (i) (P) of the Company's Annual
                       Report on Form 10-K for the fiscal year ended January 3, 1998.

     10. (i)(Q)        Promissory Note among Lechmere, Inc. and Signature
                       Financial/Marketing, Inc. dated September 30, 1998, incorporated by reference to Exhibit 10. (i) (Q) of the Company's Quarterly Report on Form 10-Q for the fiscal quarterly period ended October 3, 1998.

     10. (i)(R)        Master Service Agreement for Information Technology
                       Services and Service Agreements No. 1 through 7 between
                       Montgomery Ward & Co., Incorporated and Axciom
                       Corporation dated November 6, 1998.

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

     10. (ii)(B)(1)    Letter Agreement dated March 27, 1998 by and between
                       Montgomery Ward & Co., Incorporated and Monogram Credit
                       Card Bank of Georgia amending the Bank Program Agreement dated as of April 1, 1996, incorporated by reference to
                       Exhibit 10. (ii) (B) (1) of the Company's quarterly report on Form 10-Q for the fiscal quarterly period ended
                       April 4, 1998.

* Confidential treatment has been requested from the Secretary of the Commission, with respect to portions of this document.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K (CONTINUED)

3.  Exhibits (continued)

     10. (ii)(B)(2)    Letter Agreement dated March 20, 1998 by and between
                       Montgomery Ward & Co., Incorporated and Montgomery Ward
                       Credit Corporation amending the Account-Related Agreement dated as of April 1, 1996, incorporated by reference to
                       Exhibit 10. (ii) (B) (2) of the Company's quarterly report on Form 10-Q for the fiscal quarterly period ended
                       April 4, 1998.

     10. (ii)(B)(3)    Interim Amendment Agreement Relating to Bank Program and
                       Account-Related Agreements dated as of April 1, 1998 by and between Monogram Credit Card Bank of Georgia,
                       Montgomery Ward Credit Corporation and Montgomery Ward &
                       Co., Incorporated, incorporated by reference to Exhibit
                       10. (ii) (B) (3) of the Company's quarterly report on Form 10-Q for the fiscal quarterly period ended April 4, 1998.

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

     10. (iii)(C)      Waiver letter of General Electric Capital Corporation
                       dated March 27, 1997, incorporated by reference to
                       Exhibit 10. (iii) ( C) of the Company's Quarterly Report on Form 10-Q for the fiscal quarterly period ended March
                       27, 1997.

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

     10. (iv)(A)       Montgomery Ward & Co., Incorporated Stock Ownership Plan,
                       amended and restated as of May 20, 1994, incorporated by reference to Exhibit 10. (iv) (A) (ii) (A) of the
                       Company's Registration Statement on Form S-1 (No. 33-
                       33252).

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

     10. (iv)(D)(6)    Montgomery Ward & Co., Incorporated Retirement Security
                       Plan (as amended and restated effective as of January 1, 1998).

     10. (iv)(D)(7)    First Amendment to the Montgomery Ward & Co.,
                       Incorporated Retirement Security Plan effective November
                       25, 1998.

     10. (iv)(D)(8)    Second Amendment to the Montgomery Ward & Co.,
                       Incorporated Retirement Security Plan effective January
                       2, 1999.

     10. (iv)(D)(9)    Third Amendment to the Montgomery Ward & Co.,
                       Incorporated Retirement Security Plan effective January
                       1, 1999.

     10. (iv)(D)(10)   Fourth Amendment to the Montgomery Ward & Co.,
                       Incorporated Retirement Security Plan effective January
                       29, 1999.

     10. (iv)(D)(11)   Fifth Amendment to the Montgomery Ward & Co.,
                       Incorporated Retirement Security Plan effective March 6,
                       1999.

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

     10. (iv)(G)(1)    Montgomery Ward & Co., Incorporated Executive Committee
                       Severance Plan incorporated by reference to Exhibit 10.
                       (iv) (G) (1) of the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 1998.

     10. (iv)(H)(3)    Montgomery Ward & Co., Incorporated Savings Plan (as
                       amended and restated effective as of January 1, 1998).

     10. (iv)(I)       Montgomery Ward & Co., Incorporated Success Plan,
                       incorporated by reference to Exhibit 10. (iv) (I) of the Company's Registration Statement on Form S-1 (No.33-
                       33252).

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

     10. (vi)(B)       Letter Agreement dated December 20, 1996 between General
                       Electric Capital Corporation and Roger V. Goddu, incorporated by reference to Exhibit 10. (vi) (B) of the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 1998.

     10. (vi)(C)       Letter Agreement dated November 3, 1997 between
                       Montgomery Ward & Co., Incorporated and Roger V. Goddu, regarding Court Approval of Executive Compensation Plan for Executive Committee Members and Montgomery Ward &
                       Co., Incorporated Special Emergence Bonus Plan, incorporated by reference to Exhibit 10. (vi) (C) of the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 1998.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K (CONTINUED)

3.  Exhibits (continued)

     10. (vii)(A)      Employment Agreement effective January 31, 1997 between
                       Montgomery Ward & Co., Incorporated, Montgomery Ward
                       Holding Corp., and Burnett Donoho, incorporated by reference to Exhibit 10. (vii) (A) of the Company's
                       Annual Report on Form 10-K for the fiscal year ended
                       December 28, 1996.

     10. (vii)(B)      General Release and Agreement Not to Sue dated January
                       23, 1998 between Montgomery Ward & Co., Incorporated and
                       Burnett Donoho, incorporated by reference to Exhibit 10.
                       (vii) (B) of the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 1998.

     10. (viii)        Line of Credit Agreement effective December 19, 1996
                       between Montgomery Ward & Co., Incorporated and The
                       Northern Trust Company, incorporated by reference to
                       Exhibit 10. (viii) of the Company's Annual Report on Form
                       10-K for the fiscal year ended December 28, 1996.

     10. (ix)(A)       Employment Agreement effective November 3, 1997, between
                       Montgomery Ward & Co., Incorporated and Alan E. DiGangi, incorporated by reference to Exhibit 10. (ix) (A) of the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 1998.

     10. (ix)(B)       Letter agreement dated November 3, 1997, between
                       Montgomery Ward & Co., Incorporated and Alan E. DiGangi, regarding court approval of Executive Compensation Plan for Executive Committee members and Montgomery Ward &
                       Co., Incorporated Special Emergence Bonus Plan, incorporated by reference to Exhibit 10. (ix) (B) of the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 1998.

     10. (x)(A)        Employment Agreement effective February 3, 1997, between
                       Montgomery Ward & Co., Incorporated and Thomas Grimes, incorporated by reference to Exhibit 10. (x) (A) of the Company's Annual Report of Form 10-K for the fiscal year ended December 28, 1996.

     10. (x)(B)        Letter Agreement dated February 18, 1997 between General
                       Electric Capital Corporation and Thomas Grimes, incorporated by reference to Exhibit 10. (x) (B) of the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 1998.

     10. (x)(C)        Letter Agreement dated November 3, 1997, between
                       Montgomery Ward & Co., Incorporated and Thomas Grimes, regarding court approval of Executive Compensation Plan for Executive Committee members and Montgomery Ward &
                       Co., Incorporated Special Emergence Bonus Plan, incorporated by reference to Exhibit 10. (x) (C) of the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 1998.

     10. (x)(D)        Supplemental Employment Agreement effective November 6,
                       1997, between Montgomery Ward & Co., Incorporated and
                       Thomas Grimes.

     10. (xi)(A)       Employment Agreement effective April 15, 1997, between
                       Montgomery Ward & Co., Incorporated and Thomas J. Austin, incorporated by reference to Exhibit 10. (xi) (A) of the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 1998.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K (CONTINUED)

3.  Exhibits (continued)

     10. (xi)(B)       Letter Agreement dated April 30, 1997 between General
                       Electric Capital Corporation and Thomas J. Austin, incorporated by reference to Exhibit 10. (xi) (B) of the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 1998.

     10. (xi)(C)       Letter Agreement dated November 3, 1997, between
                       Montgomery Ward & Co., Incorporated and Thomas J. Austin, regarding court approval of Executive Compensation Plan for Executive Committee members and Montgomery Ward &
                       Co., Incorporated Special Emergence Bonus Plan, incorporated by reference to Exhibit 10. (xi) (C) of the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 1998.

     10. (xii)(A)      Employment Agreement effective April 15, 1997, between
                       Montgomery Ward & Co., Incorporated and Louis J.
                       Caporale, incorporated by reference to Exhibit 10. (xii)
                       (A) of the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 1998.

     10. (xii)(B)      Letter Agreement dated April 30, 1997 between General
                       Electric Capital Corporation and Louis. J. Caporale, incorporated by reference to Exhibit 10. (xii) (B) of the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 1998.

     10. (xii)(C)      Letter agreement dated November 3, 1997, between
                       Montgomery Ward & Co., Incorporated and Louis J.
                       Caporale, regarding court approval of Executive
                       Compensation Plan for Executive Committee members and
                       Montgomery Ward & Co., Incorporated Special Emergence
                       Bonus Plan, incorporated by reference to Exhibit 10.
                       (xii) (C) of the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 1998.

     10. (xiv)(A)      Employment Agreement effective April 13, 1997 between
                       Montgomery Ward & Co., Incorporated and Spencer H. Heine, incorporated by reference to Exhibit 10. (xiv) of the Company's Quarterly Report on Form 10-Q for the fiscal quarterly period ended March 29, 1997, incorporated by reference to Exhibit 10. (xiv) (A) of the Company's
                       Annual Report on Form 10-K for the fiscal year ended
                       January 3, 1998.

     10. (xiv)(B)      Amendment to Employment Agreement effective November 3,
                       1997, between Montgomery Ward & Co., Incorporated and
                       Spencer H. Heine.

     10. (xiv)(C)      Letter Agreement dated November 3, 1997, between
                       Montgomery Ward & Co., Incorporated and Spencer H. Heine, regarding court approval of Executive Compensation Plan for Executive Committee members and Montgomery Ward &
                       Co., Incorporated Special Emergence Bonus Plan.

     10. (xv) Employment Agreement dated March 6, 1998 between Montgomery Ward & Co., Incorporated and Worthington W. Linen, incorporated by reference to Exhibit 10. (xv) of the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 1998.

     10. (xvi)(A)      Employment Agreement dated September 2, 1997 between
                       Montgomery Ward & Co., Incorporated and Thomas J. Paup.

     10. (xvi)(B)      Letter Agreement dated September 4, 1997 between General
                       Electric Capital Corporation and Thomas J. Paup.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K (CONTINUED)

3.  Exhibits (continued)

     10. (xvi)(C)      Letter Agreement dated November 3, 1997, between
                       Montgomery Ward & Co., Incorporated and Thomas J. Paup, regarding court approval of Executive Compensation Plan for Executive Committee members and Montgomery Ward &
                       Co., Incorporated Special Emergence Bonus Plan.

     10. (xvii)(A)     Employment Agreement effective March 19, 1997 between
                       Montgomery Ward & Co., Incorporated and Kevin Freeman.

     10. (xvii)(B)     Letter Agreement dated April 30, 1997 between General
                       Electric Capital Corporation and Kevin Freeman.

     10. (xvii)(C)     Letter Agreement dated November 3, 1997, between
                       Montgomery Ward & Co., Incorporated and Kevin Freeman, regarding court approval of Executive Compensation Plan for Executive Committee members and Montgomery Ward &
                       Co., Incorporated Special Emergence Bonus Plan.

     10. (xvii)(D)     Supplemental Employment Agreement effective November 6,
                       1997, between Montgomery Ward & Co., Incorporated and
                       Kevin Freeman.

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

     24.   Power of attorney.

     27.   Financial data schedule.

     28.   Not applicable.

     (b)   Reports on Form 8-K.

           None.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant, Montgomery Ward Holding Corp., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGISTRANT         MONTGOMERY WARD HOLDING CORP.


BY                 /s/ Thomas J. Paup
                   ----------------------------------------------------------
NAME AND TITLE     Thomas J. Paup, Executive Vice President, Chief Financial
                   Officer
DATE               April 2, 1999


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


BY                 /s/ Thomas J. Paup
                   ----------------------------------------------------------
NAME AND TITLE     Roger V. Goddu*, Director and Chief Executive Officer
DATE               April 2, 1999


BY                 /s/ Thomas J. Paup
                   ----------------------------------------------------------
NAME AND TITLE     Thomas J. Paup, Executive Vice President, Chief Financial
                   Officer
DATE               April 2, 1999


BY                 /s/ Thomas J. Paup
                   ----------------------------------------------------------
NAME AND TITLE     Bernard F. Brennan*, Director
DATE               April 2, 1999


BY                 /s/ Thomas J. Paup
                   ----------------------------------------------------------
NAME AND TITLE     Silas S. Cathcart*, Director
DATE               April 2, 1999


BY                 /s/ Thomas J. Paup
                   ----------------------------------------------------------
NAME AND TITLE     Tommy T. Cato*, Director
DATE               April 2, 1999


BY                 /s/ Thomas J. Paup
                   ----------------------------------------------------------
NAME AND TITLE     Dennis D. Dammerman*, Director
DATE               April 2, 1999


*  By power of attorney.

BY                 /s/ Thomas J. Paup
                   --------------------------------------------------------
NAME AND TITLE     Denis J. Nayden*, Director
DATE               April 2, 1999


BY                 /s/ Thomas J. Paup
                   --------------------------------------------------------
NAME AND TITLE     James A. Parke*, Director
DATE               April 2, 1999


BY                 /s/ Thomas J. Paup
                   --------------------------------------------------------
NAME AND TITLE     Edward D. Stewart*, Director
DATE               April 2, 1999

* By power of attorney.

                                             EXHIBIT INDEX
                             --------------------------------------------------


10.   (i)    (G)   (8)       Amendment to Post-Petition Loan and Guaranty
                             Agreement among Montgomery Ward & Co.,
                             Incorporated, as borrower; Montgomery Ward Holding
                             Corp. and other debtor subsidiaries of Montgomery
                             Ward Holding Corp., as guarantors; General Electric
                             Capital Corporation, as agent and lender; and various lenders dated as of November 9, 1998.

10.   (i)    (R)             Master Service Agreement for Information Technology
                             Services and Service Agreements No. 1 through 7 between Montgomery Ward & Co., Incorporated and
                             Axciom Corporation dated November 6, 1998.

10.   (iv)   (D)   (6)       Montgomery Ward & Co., Incorporated Retirement
                             Security Plan (as amended and restated effective as of January 1, 1998).

10.   (iv)   (D)   (7)       First Amendment to the Montgomery Ward & Co.,
                             Incorporated Retirement Security Plan effective
                             November 25, 1998.

10.   (iv)   (D)   (8)       Second Amendment to the Montgomery Ward & Co.,
                             Incorporated Retirement Security Plan effective
                             January 2, 1999.

10.   (iv)   (D)   (9)       Third Amendment to the Montgomery Ward & Co.,
                             Incorporated Retirement Security Plan effective
                             January 1, 1999.

10.   (iv)   (D)   (10)      Fourth Amendment to the Montgomery Ward & Co.,
                             Incorporated Retirement Security Plan effective
                             January 29, 1999.

10.   (iv)   (D)   (11)      Fifth Amendment to the Montgomery Ward & Co.,
                             Incorporated Retirement Security Plan effective
                             March 6, 1999.

10.   (iv)   (H)   (3)       Montgomery Ward & Co., Incorporated Savings Plan
                             (as amended and restated effective as of January 1, 1998).

10.   (x)    (D)             Supplemental Employment Agreement effective
                             November 6, 1997, between Montgomery Ward & Co.,
                             Incorporated and Thomas Grimes.

10.   (xiv)  (B)             Amendment to Employment Agreement effective
                             November 3, 1997, between Montgomery Ward & Co.,
                             Incorporated and Spencer H. Heine.

10.   (xiv)  (C)             Letter Agreement dated November 3, 1997, between
                             Montgomery Ward & Co., Incorporated and Spencer H.
                             Heine, regarding court approval of Executive
                             Compensation Plan for Executive Committee members and Montgomery Ward & Co., Incorporated Special
                             Emergence Bonus Plan.

10.   (xvi)  (A)             Employment Agreement dated September 2, 1997
                             between Montgomery Ward & Co., Incorporated and
                             Thomas J. Paup.

10.   (xvi)  (B)             Letter Agreement dated September 4, 1997 between
                             General Electric Capital Corporation and Thomas J.
                             Paup.

10.   (xvi)   (C)            Letter Agreement dated November 3, 1997, between
                             Montgomery Ward & Co., Incorporated and Thomas J.
                             Paup, regarding court approval of Executive
                             Compensation Plan for Executive Committee members and Montgomery Ward & Co., Incorporated Special
                             Emergence Bonus Plan.

10.   (xvii)  (A)            Employment Agreement effective March 19, 1997
                             between Montgomery Ward & Co., Incorporated and
                             Kevin Freeman

10.   (xvii)  (B)            Letter Agreement dated April 30, 1997 between
                             General Electric Capital Corporation and Kevin
                             Freeman.

10.   (xvii)  (C)            Letter Agreement dated November 3, 1997, between
                             Montgomery Ward & Co., Incorporated and Kevin
                             Freeman, regarding court approval of Executive
                             Compensation Plan for Executive Committee members and Montgomery Ward & Co., Incorporated Special
                             Emergence Bonus Plan.

10.   (xvii)  (D)            Supplemental Employment Agreement effective
                             November 6, 1997, between Montgomery Ward & Co.,
                             Incorporated and Kevin Freeman.



23.                          Consent of Independent Public Accountants.

24.                          Power of Attorney.

27.                          Financial Data Schedule.