Form 10-Q
period 1999-04-03
MONTGOMERY WARD HOLDING CORP
filed 1999-05-14
CIK 836974

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549-1004

                                 ____________

                                   FORM 10-Q


            X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            -
                      THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED APRIL 3, 1999

                                      OR

            __TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

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

                           Yes    X       No  ______
                                 ---

As of May 14, 1999 the Registrant had 18,322,152 shares of Class A Common Stock and 25,000,000 shares of Class B Common Stock outstanding.


================================================================================

                         MONTGOMERY WARD HOLDING CORP.
                      For the Quarter Ended April 3, 1999

                    Index to Quarterly Report on Form 10-Q


                                                                            Page
Part I  - Financial Information.


Item 1.   Financial Statements (Unaudited).

          Consolidated Statements of  Income.                                  3
          Consolidated Balance Sheets.                                         4
          Consolidated Statements of Cash Flows.                               5
          Notes to Consolidated  Financial Statements.                         6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations.                                          12


Part II - Other Information.                                                  18

                         MONTGOMERY WARD HOLDING CORP.
                       CONSOLIDATED STATEMENTS OF INCOME

                                                                                          For the 13-Week
                                                                                           Periods Ended
                                                                               -------------------------------------

                                                                                   April 3,             April 4,
         (In millions, except per share amounts)                                     1999                 1998
                                                                               ----------------     ----------------
         Net sales, including leased and licensed department sales                      $  729               $  772

         Costs and Expenses
           Cost of goods sold, including net occupancy and
            buying expense                                                                 596                  625
           Operating, selling, general and administrative
            expenses                                                                       218                  241
           Interest expense, net                                                            15                   12
                                                                               ---------------      ---------------
               Total Costs and Expenses                                                    829                  878
                                                                               ---------------      ---------------

         Loss from Continuing Operations before Reorganization
           Costs and Income Taxes                                                         (100)                (106)
         Reorganization Costs (Note 5)                                                      10                   16
                                                                               ---------------      ---------------
         Loss before Income Taxes and Discontinued Operations                             (110)                (122)
         Income Tax Expense                                                                  -                    -
                                                                               ---------------      ---------------
         Loss before Discontinued Operations                                              (110)                (122)
         Income (Loss) from Discontinued Operations (Note 3)                                 4                  (19)
                                                                               ---------------      ---------------
         Net Loss                                                                       $ (106)              $ (141)
                                                                               ===============      ===============

         Net Income (Loss) per Common Share (Note 6)
          Class A
           Before Discontinued Operations                                               $(2.98)              $(3.32)
           Discontinued Operations                                                         .11                 (.53)
                                                                               ---------------      ---------------
                                                                                        $(2.87)              $(3.85)
                                                                               ===============      ===============

          Class B
           Before Discontinued Operations                                               $(2.23)              $(2.43)
           Discontinued Operations                                                         .08                 (.39)
                                                                               ---------------      ---------------
                                                                                        $(2.15)              $(2.82)
                                                                               ===============      ===============

                See notes to consolidated financial statements.

                         MONTGOMERY WARD HOLDING CORP.
                          CONSOLIDATED BALANCE SHEETS


                                                                        April 3,                 Jan. 2,
(In millions)                                                             1999                    1999
                                                                   ----------------          --------------
                                                                      (Unaudited)
Assets
  Cash and cash equivalents                                                 $   80                  $   58
  Investments of insurance operations                                            3                       3
                                                                   ---------------           -------------
       Total Cash and Investments                                               83                      61

  Trade and other accounts receivable                                          207                     187
  Accounts and notes receivable from affiliates                                113                     123
                                                                   ---------------           -------------
        Total Receivables                                                      320                     310

  Merchandise inventories                                                      896                     953
  Prepaid pension cost                                                         404                     402
  Properties, plants and equipment, net of accumulated
    depreciation and amortization                                              966                     963
  Net assets of discontinued operations (Note 3)                               668                     666
  Other assets                                                                 110                     137
                                                                   ---------------           -------------
        Total Assets                                                        $3,447                  $3,492
                                                                   ===============           =============

Liabilities
  Short-term debt                                                           $  534                  $  328
  Trade accounts payable                                                       414                     444
  Accrued liabilities and other obligations                                    628                     738
  Long-term debt                                                                44                      46
  Liabilities subject to compromise (Note 4)                                 3,447                   3,447
                                                                   ---------------          --------------
        Total Liabilities                                                    5,067                   5,003

Commitments and Contingent Liabilities (Note 7)

Redeemable Preferred Stock                                                     177                    177

Shareholders' Deficit
  Common stock                                                                   1                      1
  Capital in excess of par value                                                65                     65
  Accumulated deficit                                                       (1,728)                (1,622)
  Accumulated other comprehensive income                                         4                      7
  Less:  Treasury stock, at cost                                              (139)                  (139)
                                                                   ---------------          -------------
      Total Shareholders' Deficit                                           (1,797)                (1,688)
                                                                   ---------------          -------------
Total Liabilities and Shareholders' Deficit                                $ 3,447                $ 3,492
                                                                   ===============          =============

                See notes to consolidated financial statements.

                         MONTGOMERY WARD HOLDING CORP.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                            For the 13-Week
                                                                                             Periods Ended
                                                                                 ------------------------------------

                                                                                     April 3,              April 4,
         (In millions)                                                                 1999                  1998
                                                                                 --------------         -------------
         Cash flows used for operating activities:
          Net loss                                                                     $(106)                $(141)
          Adjustments to reconcile net loss to net cash used for
           operating activities:
            (Income) loss from discontinued operations                                    (4)                   19
            Provision for reorganization costs                                             5                     -
            Net receipts/(disbursements) of cash relating to
              reorganization activities                                                  (23)                   41
            Depreciation and goodwill amortization                                        23                    24
         Changes in operating assets and liabilities:
            Trade and other accounts receivable                                          (20)                  (29)
            Accounts and notes receivable from affiliates                                 10                     3
            Merchandise inventories                                                       46                   (60)
            Prepaid pension cost                                                          (2)                   (8)
            Other assets                                                                   6                     4
            Trade accounts payable                                                       (26)                    6
            Liabilities subject to compromise                                              -                   (13)
            Accrued liabilities and other obligations                                    (62)                  (38)
                                                                                 ------------           -----------
              Net cash used for continuing operations                                   (153)                 (192)
              Net cash provided by (used for) discontinued  operations                    27                    (6)
              Net cash used for operating activities                                    (126)                 (198)
                                                                                 -----------            ----------

         Cash flows used in investing activities:
          Capital expenditures                                                           (26)                  (10)
                                                                                 ------------           -----------
              Net cash used in investing activities of
                continuing  operations                                                   (26)                  (10)
              Net cash provided by (used in) investing activities of
                discontinued operations                                                  (28)                    6
                                                                                 ------------           -----------
              Net cash used in investing activities                                      (54)                   (4)
                                                                                 ------------           -----------

         Cash flows provided by financing activities:
          Borrowings under Post-Petition Loan and Guaranty
           Agreement, net                                                                206                   234
         Payments of long-term debt                                                       (2)                   (1)
         Payments of obligations under capital leases                                     (2)                   (4)
                                                                               --------------           -----------
              Net cash provided by financing activities of
                continuing operations                                                    202                   229
                                                                               --------------           -----------

         Increase in cash and cash equivalents                                            22                    27
         Cash and cash equivalents at beginning of period                                 58                   164
                                                                               --------------           -----------
         Cash and cash equivalents at end of period                                     $ 80                  $191
                                                                               ==============           ===========

                See notes to consolidated financial statements.

                         MONTGOMERY WARD HOLDING CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1.   ACCOUNTING POLICIES

Basis of Presentation

     The accompanying consolidated financial statements are unaudited. The consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto filed with the Securities and Exchange Commission in the 1998 Annual Report on Form 10-K of Montgomery Ward Holding Corp. ("MW Holding" or, together with its subsidiaries, the "Company"). Capitalized terms not otherwise defined herein have the meaning ascribed to such terms in the 1998 Annual Report on Form 10-K. Certain prior period amounts have been reclassified to be comparable with the current period presentation.

Comprehensive Income

     In 1998, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), Reporting Comprehensive Income. This statement establishes rules for the reporting of comprehensive income and its components. Comprehensive income (loss) consists of unrealized holding gains and losses on available-for-sale securities. The adoption of SFAS 130 had no impact on total shareholders' deficit. Comprehensive loss was $109 million and $140 million for the quarterly periods ended April 3, 1999 and April 4, 1998, respectively.

2.   REORGANIZATION

     At the close of business on July 7, 1997 (the "Petition Date"), MW Holding and certain of its U.S. subsidiaries filed petitions for reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. These related proceedings are being jointly administered under the caption "In re Montgomery Ward Holding Corp., a Delaware corporation, et. al.", Case No. 97-1409 (PJW). The following U.S. subsidiaries were not included in the bankruptcy filings:
     Signature Financial/Marketing, Inc. ("Signature") and its direct and indirect subsidiaries; Marinco Insurance U.S.A., Inc. ("Marinco"); and Montgomery Ward Foundation.

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

                         MONTGOMERY WARD HOLDING CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


2.   REORGANIZATION (CONTINUED)

     The Company filed its plan of reorganization and disclosure statement with the Bankruptcy Court on April 30, 1999. The plan of reorganization sets forth the means for satisfying claims and interests in the Company and its debtor subsidiaries, including the Liabilities subject to compromise. Under the reorganization plan, secured and non-tax priority claimholders will generally receive cash equal to the amount of their allowed claim. Claims held by unsecured creditors and certain allowed vendor claims held by GE Capital will be satisfied by cash distributions for a portion of the allowed claims. It is estimated that unsecured creditors will receive a recovery of approximately 28% to 29% of their allowed claim amount, other than holders of allowed claims against Lechmere, Inc. ("Lechmere") who will receive up to 14% to 14.5% of their allowed claim amount. In exchange for its remaining claims, GE Capital will receive 100% of the equity in a new limited liability company, Montgomery Ward LLC, which will acquire substantially all of the ongoing retail operations of Wards and its subsidiaries. Pursuant to an order of the Bankruptcy Court dated April 30, 1999, GE Capital deposited $650 million with an escrow agent pursuant to an escrow agreement. These funds will be distributed under the plan of reorganization to unsecured creditors. Other distributions under the plan of reorganization will be funded through Wards' exit financing.

     The reorganization plan will be consummated and Wards will emerge from Chapter 11 on the effective date. The effective date shall occur and the plan of reorganization will be consummated upon (a) entry of a confirmation order by the Bankruptcy Court on or before July 30, 1999, and (b) the earlier to occur (i) the consummation of the restructuring transactions set forth in the plan of reorganization or (ii) August 31, 1999. However, the creditors' committee may extend either or both of the foregoing dates to a date not later than December 31, 1999. If the effective date has not occurred by December 31, 1999 the plan of reorganization shall be voided. It is further contemplated that contemporaneously with or after the effective date GE Capital will acquire Signature.

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

                         MONTGOMERY WARD HOLDING CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


3.   DISCONTINUED OPERATIONS

     On February 1, 1999, Wards announced that GE Capital, a major shareholder and creditor, will acquire Signature, Wards' direct marketing response operations segment. Signature's results of operations have been classified as discontinued operations and prior periods have been restated. The net loss for the period ended January 2, 1999 included the cumulative effect of $33 million associated with a change in the method of accounting for the printing and mailing of membership material costs. Historically, these costs were capitalized and amortized ratably over the membership period as revenue is recognized. Effective in fiscal year 1998, these costs were expensed upon the mailing of membership materials. In the fourth quarter of 1998, Signature announced its intent to dispose of its dining business and in March 1999, signed a definitive agreement to sell this business to Transmedia Network Inc. Summarized financial data of discontinued operations are as follows:

                                                                         For the 13-Week
                                                                          Periods Ended
                                                        ----------------------------------------------

                                                             April 3,                      April 4,
     (In millions)                                             1999                          1998
                                                        ---------------                 --------------
     Revenues                                                    $ 165                          $ 219
     Income (loss) from operations before
       income taxes                                              $   6                          $ (19)
     Income tax expense                                          $   2                          $   -
     Net income (loss)                                           $   4                          $ (19)


                                                             April 3,                     January 2,
     (In millions)                                             1999                          1999
                                                        ---------------                 --------------

     Net assets of discontinued operations
       Cash and investments                                      $ 444                          $ 440
       Direct response and insurance acquisition costs             455                            466
       Other assets                                                278                            293
       Short-term debt                                            (105)                          (105)
       Insurance policy claim reserves                            (230)                          (234)
       Accrued liabilities                                        (174)                          (194)
                                                        ---------------                 --------------
     Net assets of discontinued operations                       $ 668                          $ 666
                                                        ===============                 ==============

     Signature's short-term debt balance represents a loan from Lechmere.

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

                                                              April 3,            January 2,
     (In millions)                                             1999                 1999
                                                         ----------------      --------------
     Accounts payable                                            $1,383              $1,380
     Long Term Credit Agreement                                     603                 603
     Short Term Credit Agreement                                    442                 442
     Note Purchase Agreements                                       276                 276
     Other long-term debt                                             4                   4
     Obligations under capital leases                                62                  64
     Lease and other contract rejection claims                      115                 118
     Other liabilities                                              562                 560
                                                         --------------        ------------
                                                                 $3,447              $3,447
                                                         ==============        ============

     The Company has $55 million of liabilities due Marinco which have been eliminated in consolidation but are subject to compromise. In addition, obligations under capital leases include amounts due Signature of $21 million and $22 million at April 3, 1999 and January 2, 1999, respectively.

     As a result of the bankruptcy filing, no principal or interest payments will be made on any pre-petition debt without Bankruptcy Court approval or until a reorganization plan defining the repayment terms has been approved. Contractual interest expense not recorded on certain pre-petition debt totaled $31 million for the quarterly periods ended April 3, 1999 and April 4, 1998.

                         MONTGOMERY WARD HOLDING CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


5.   REORGANIZATION COSTS

     Reorganization costs recorded for the quarterly periods ended April 3, 1999 and April 4, 1998, consisted of the following:

                                                                For the 13-Week
                                                                 Periods Ended
                                                    --------------------------------------

                                                         April  3,               April 4,
     (In millions)                                         1999                   1998
                                                    --------------           -------------
     Corporate data center exit costs                     $  11                   $   -
     Pension plan restructuring                               5                       -
     Interim Account Agreement Fees                           8                       6
     Store closings                                          (9)                      4
     Settlement of finance lease claims                     (11)                      -
     Professional fees                                        5                       5
     Other                                                    3                       3
     Interest income                                         (2)                     (2)
                                                    -----------              ----------
                                                          $  10                   $  16
                                                    ===========              ==========

     In February 1999, Wards received Bankruptcy Court approval to enter into a post-petition contract to exit its corporate data center. The expenses associated with the transaction include software transfer charges, lease obligation termination fees, severance and other expenses.

     Pension plan restructuring represents losses associated with the spin-off and termination of a portion of the Company's over-funded deferred benefit pension plan.

     Store closings for the quarter ended April 3, 1999 represents a reversal of a portion of the reserve recorded in 1998 related to store closings due to an increase in the estimated proceeds to be received from the sale of properties.

     In early 1999, the Company settled with third-parties as to the amount of claims to be allowed associated with finance lease obligations. The claim amounts settled upon were lower than amounts previously provided for in the financial statements.

     Professional fees incurred consisted of consulting and legal fees for bankruptcy activity and restructuring efforts on behalf of the Company and Creditors' Committee.

                         MONTGOMERY WARD HOLDING CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


6.   Net Loss Per Common Share

     Net loss per common share is computed as follows:

                                                                 For the 13-Week                 For the 13-Week
                                                                   Period Ended                    Period Ended
                                                                  April 3, 1999                   April 4, 1998
                                                          ----------------------------     ---------------------------
     (In millions, except share and per
       share amounts)                                        Class A         Class B         Class A         Class B
                                                          ------------     -----------     -----------     -----------
     Net loss                                              $        52     $        54     $        71     $        70

     Weighted-average number of common
        shares outstanding                                  18,322,152      25,000,000      18,322,237      25,000,000

     Net loss per common share, before
        discontinued operations                            $     (2.98)    $     (2.23)    $     (3.32)    $     (2.43)
     Discontinued operations                                       .11             .08            (.53)           (.39)
                                                          ------------     -----------     -----------     -----------
                                                           $     (2.87)    $     (2.15)    $     (3.85)    $     (2.82)
                                                          ============     ===========     ===========     ===========

7.   COMMITMENTS AND CONTINGENT LIABILITIES

     MW Holding, Wards and its subsidiaries are engaged in various litigation and have a number of unresolved claims, as set forth in the 1998 Annual Report on Form 10-K. While the amounts claimed are substantial and the ultimate liability with respect to such litigation and claims cannot be determined at this time, management is of the opinion that such liability, to the extent not provided for through insurance or otherwise, is not likely to have a material impact on the financial condition and the results of operations of the Company.

                         MONTGOMERY WARD HOLDING CORP.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of results of operations for the Company compares the first quarter of 1999 to the first quarter of 1998. All dollar amounts referred to in this discussion are in millions, and all income and expense items are shown before income taxes, unless specifically stated otherwise.

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

Results of Operations

First Quarter 1999 Compared with First Quarter 1998

     Net sales were $729 in the first quarter of 1999, compared with $772 in the first quarter of 1998, a decrease of $43, or 6%. Sales on a comparable store basis increased approximately 3% after adjusting for the closing of stores and the exit of certain product lines. The decrease in net sales is attributable to the closing of 39 retail stores in February 1999 and nine retail stores in the third quarter of 1998. These closed stores reported net sales of $55 in the first quarter of 1998. The sales decrease was also caused by the Company's decision to exit certain product offerings which reported net sales of $5 in the first quarter of 1999 and $12 in the first quarter of 1998. The increase in comparable net sales is comprised of increases in appliance, consumer electronics, furniture and home furnishings and fine jewelry sales, offset by declines in apparel and Auto Express sales.

     Gross margin (net sales less cost of goods sold) dollars were $133, a decrease of $14, or 10%, from the first quarter of 1998. This decrease was due to the gross margin impact of decreased sales of $12 and a decrease in the gross margin rate on sales of $8, offset by decreased occupancy and other margin-related expenses of $6 primarily related to the closed stores. The decline in the gross margin rate of one percentage point is primarily due to increased markdowns taken in the first quarter of 1999 as compared to the first quarter of 1998 as a result of lower than anticipated winter apparel sales.

                         MONTGOMERY WARD HOLDING CORP.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Results of Operations (continued)

First Quarter 1999 Compared with First Quarter 1998 (continued)

  Operating, selling and general and administrative expenses were $218 in the first quarter of 1999, as compared to $241 in the first quarter of 1998, a decrease of $23 or 10%. The decrease was primarily due to decreased payroll costs primarily related to closed stores of $12, decreased bad debt expense of $5, decreased Year 2000 expenditures of $4, and a decrease in all other costs of $2.

  Net interest expense was $15 in the first quarter of 1999 as compared to $12 in the first quarter of 1998, an increase of $3. The increase in interest expense is due to additional borrowings under the Post-Petition Loan and Guaranty Agreement to fund operations. The Company stopped accruing interest on its pre-petition short-term debt in connection with the Chapter 11 filing.

  Reorganization costs were $10 in the first quarter of 1999 as compared to $16 in the first quarter of 1998. See Note 5 to the Consolidated Financial Statements for the components of these costs.

  On February 1, 1999, Wards announced that GE Capital, a major shareholder and creditor, will acquire Signature, Wards' direct marketing response operations segment. Signature's results of operations have been classified as discontinued operations. The income from discontinued operations was $4 million for the first quarter of 1999 as compared to a loss of $19 in the first quarter of 1998. The prior year's results of discontinued operations included the write-off of $33 of capitalized fulfillment costs.

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

                         MONTGOMERY WARD HOLDING CORP.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Discussion of Financial Condition (continued)

  The Company filed its plan of reorganization and disclosure statement with the Bankruptcy Court on April 30, 1999. The plan of reorganization sets forth the means for satisfying claims and interests in the Company and its debtor subsidiaries, including the Liabilities subject to compromise. Under the reorganization plan, secured and non-tax priority claimholders will generally receive cash equal to the amount of their allowed claim. Claims held by unsecured creditors and certain allowed vendor claims held by GE Capital will be satisfied by cash distributions for a portion of the allowed claims. It is estimated that unsecured creditors will receive a recovery of approximately 28% to 29% of their allowed claim amount, other than holders of allowed claims against Lechmere, Inc. ("Lechmere") who will receive up to 14% to 14.5% of their allowed claim amount. In exchange for its remaining claims, GE Capital will receive 100% of the equity in a new limited liability company, Montgomery Ward LLC, which will acquire substantially all of the ongoing retail operations of Wards and its subsidiaries. Pursuant to an order of the Bankruptcy Court dated April 30, 1999, GE Capital deposited $650 with an escrow agent pursuant to an escrow agreement. These funds will be distributed under the plan of reorganization to unsecured creditors. Other distributions under the plan of reorganization will be funded through Wards' exit financing.

  The reorganization plan will be consummated and Wards will emerge from Chapter 11 on the effective date. The effective date shall occur and the plan of reorganization will be consummated upon (a) entry of a confirmation order by the Bankruptcy Court on or before July 30, 1999, and (b) the earlier to occur
  (i) the consummation of the restructuring transactions set forth in the plan of reorganization or (ii) August 31, 1999. However, the creditors' committee may extend either or both of the foregoing dates to a date not later than December 31, 1999. If the effective date has not occurred by December 31, 1999 the plan of reorganization shall be voided. It is further contemplated that contemporaneously with or after the effective date GE Capital will acquire Signature.

  Net cash used in the Company's operating activities for continuing operations totaled $153 for the first quarter of 1999 compared to $192 for the first quarter of 1998, a decrease of $39. The lower cash usage is summarized as follows:

          Cash impact of smaller operating loss                               $      16
          Decrease in cash received from reorganization activities                  (64)
          Increase in cash provided by merchandise inventories
            and accounts payable, net                                                74
          All other cash from operations                                             13
                                                                             ----------
                                                                              $      39
                                                                             ==========

  Cash received from reorganization activities represents proceeds from the disposition of properties, net of costs associated with the going out-of-business sales and other reorganization activities. The first quarter of 1998 included proceeds from the disposal of properties in connection with the 1997 store closings. The increase in cash provided by inventory and accounts payable is due to the reduction in inventories and accounts payable as a result of store closings.

                         MONTGOMERY WARD HOLDING CORP.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Discussion of Financial Condition (continued)

  Net cash used for capital expenditures totaled $26 for the first quarter of 1999, compared to $10 million for the first quarter of 1998. The increase in capital expenditures relates to systems development and the remodeling of stores. Wards is remodeling 40 stores in 1999 and anticipates remodeling a minimum of 40 stores per year in 2000 and 2001. In 1998, Wards remodeled three stores, which serve as the prototype for the remodeling of future stores. These three stores reflected sales increases over the prior year in excess of 40 percentage points above the combined performance of the entire chain from September 1998 through March 1999. The Company plans to spend $180 over the next three years related to the remodeling of approximately 120 stores.

  Net cash provided by financing activities of continuing operations totaled $202 for the first quarter of 1999, compared to $229 for the first quarter of 1998, which primarily represents borrowings under the Post-Petition Loan and Guaranty Agreement. The decrease in borrowings under the Post-Petition Loan and Guaranty Agreement is due to less cash used by operating activities offset by increased capital expenditures. The Company had borrowed to the full extent of its financing facilities (excluding the Seasonal Credit Agreement) prior to the Chapter 11 filing.

  Wards is the only subsidiary of the Company and, therefore, Wards and its subsidiaries are the Company's sole source of funds.

  Wards entered into the DIP Facility on July 8, 1997, as amended, which was approved by the Bankruptcy Court on July 31, 1997. Under the DIP Facility, the lenders have agreed to provide a revolving credit and letter of credit facility, the maximum amount of which is based on the book value of eligible inventory (as defined in the DIP Facility), the fair market value of eligible real property (as defined in the DIP Facility) and the earnings of Signature. In no case may borrowings exceed $1,000. Under the DIP Facility, Wards may select among several interest rate options, all of which are based on market rates plus a margin. A commitment fee is payable based on the unused amount of the facility. Total borrowings outstanding were $510 and letters of credit outstanding were $126 at April 3, 1999. The Company had $158 of borrowing availability under the DIP Facility at April 3, 1999.

  On April 30, 1999, the Bankruptcy Court approved the Amended and Restated Post-Petition Loan and Guaranty Agreement ("Amended and Restated DIP Facility"). The Amended and Restated DIP Facility amends and restates certain provisions of the DIP Facility including an extension of the $1 billion DIP Facility through March 31, 2000 and provides for a $200 million subordinated loan tranche from GE Capital. The maximum amount available under the DIP Facility, as amended by the Amended and Restated DIP Facility, will remain at $1 billion.

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

  The Company intends to improve its financial condition and reduce its dependence on borrowing by increasing its sales base, continuing to improve its gross margin rates and controlling expenses. In addition, the financial performance of the remaining retail stores will be reviewed on a continuing basis and additional stores may be closed if warranted. Management has also reevaluated the Company's merchandising, marketing, store operations and logistics strategies, and is in the process of implementing the new strategy.

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

  For IT systems, the Company has completed its assessment phase and the remediation phase is 95% complete. The remainder of the remediation phase is expected to be completed in the third quarter of 1999. For non-IT systems, the Company anticipates the assessment phase to be completed in the second quarter 1999 and the remediation phase to be completed by September 30, 1999. The Company is also in the process of assessing the Year 2000 readiness of its suppliers and service providers and is participating in a National Retail Federation survey of such providers.

                         MONTGOMERY WARD HOLDING CORP.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Discussion of Financial Condition (continued)

  In the first quarter of 1999, the Company expensed $2 related to Year 2000 readiness. Prior to 1999, the Company expensed $34. The Company estimates an additional $2 will be expensed as incurred to become Year 2000 ready. In addition, the Year 2000 issue has accelerated the timing of an estimated $26 of capital expenditures of which $19 has been capitalized as of April 3, 1999. No significant capital projects have been delayed as a result of addressing the Year 2000 issue. Based on the Company's plan, the remaining costs to be expended to become Year 2000 ready are not expected to materially impact future cash flows.

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

ITEM 5.     OTHER INFORMATION

            None.

                         MONTGOMERY WARD HOLDING CORP.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a)   Exhibits

         27.  Financial Data Schedule.

   (b)   Reports on Form 8-K

         On February 3, 1999, the Registrant filed a Form 8-K to communicate that the Company will emerge from Chapter 11 bankruptcy protection in mid-1999 as a result of an agreement reached with Wards' Creditor's Committee. The press release issued by Montgomery Ward & Co., Incorporated on February 1, 1999 was included as an exhibit thereto.

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

DATE:                        MAY 14, 1999